Form 10-Q
period 1996-06-30
SOUTHEAST ACQUISITIONS III L P
filed 1996-08-09
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   Form 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1996.


______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________________ TO __________________________.



Commission File number:  0-18454 (formerly 33-26759)



                        SOUTHEAST ACQUISITIONS III, L.P.
                           (Exact name of registrant)


           Delaware                                   23-2532708

(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

250 King of Prussia Road, Radnor, PA  19087
(Address of Principal Executive Offices)

Issuer's Telephone Number:  (610 964-7234)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x     No _____

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at June 30, 1996 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a "Property," collectively the "Properties"): 211 acres of undeveloped land in Fulton County Georgia; 265 acres of undeveloped land in Henry County, Georgia; 24 acres of undeveloped land near Nashville, Tennessee; 48 acres of undeveloped land near Fort Myers, Florida; and 51 acres of undeveloped land near Colombia, South Carolina. There can be no assurance that the Partnership's objectives will be realized.

         Results of Operations

         The Partnership had no operations from the date of its formation on November 4, 1988 until June 1, 1989 when it acquired the first property and sold 6,215 Units of limited partnership interest. During 1989, the Partnership acquired four additional Properties and sold 6,185 additional units of limited partnership interest. The Partnership has no other significant operations.

         The Partnership's activities for the second quarter of 1996 were focused on attempting to sell the properties. Revenues for the second quarter of 1996 consisted of interest income of $3,337, timber revenues of $14,199 and partnership transfer fees of $150. Expenses for the second quarter of 1996 consisted of general and administrative costs of $2,948, management fees of $6,221, real estate taxes of $8,910 and insurance costs of $127.

         The Partnership's activities for the first quarter of 1996 were primarily focused on attempting to sell the Properties. During the first quarter of 1996, the Partnership sold 5 acres of the Henry County, Georgia property for a gain of $33,572. Revenues for the first quarter of 1996 consisted of interest income of $2,973 and partnership transfer fees of $175. Expenses for the first quarter of 1996 consisted of general and administrative costs of $2,153, management fees of $6,222, real estate taxes of $9,031 and insurance costs of $127.

         The Partnership's activities for fiscal year 1995 were primarily focused on attempting to sell the Properties. During 1995, the Partnership sold all 24 acres of the Nashville, Tennessee parcel for a gain of $410,858. Revenues for 1995 consisted of interest income of $26,706 and Partnership transfer fees of $975. Expenses for 1995 consisted of general and administrative costs of $13,469, management fees of $24,886, real estate taxes of $36,835 and insurance of $578.

         The Partnership's activities for fiscal year 1994 were primarily focused on attempting to sell the Properties. During 1994 the partnership sold 1 acre of the Columbia, South Carolina, Property for a net profit of $24,894. Revenues for 1994 consisted of interest income of $18,360 and partnership transfer fees of $925. Expenses for 1994 consisted primarily of general and administrative costs of $14,220, management fees of $24,886, real estate taxes of $47,952 and insurance of $6,653.

         Inflation did not have any material impact on operations during 1995 and it is not expected to materially impact future operations.

         The General Partner continues to market and sell portions of the Henry County, Georgia property and the Columbia, South Carolina property. Active marketing of the Fulton County, Georgia property is not expected to begin until after the partnership has been successful in bringing sewer to the property. The General Partner has entered into an exclusive listing agreement for the Fort Myers, Florida property. All utilities including sewer and water are presently available to this property and the General Partner believes that this is an important factor since both sewer and water facilities are necessary before a building permit can be issued.


         Liquidity and Capital Resources

         The Partnership had cash reserves of $317,282 at June 30, 1996, which will be used to cover the following estimated annual costs: $24,886 annual administration fee to the General Partner, $10,000 per year for auditing, accounting, tax and other administrative services, $508 per year for insurance and $36,000 per year for real estate taxes. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional four to five years. However, if additional expenses are incurred or if the property cannot be sold within five years, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the partnership may have to dispose of a portion of the property or incur indebtedness on unfavorable terms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         The Partnership is not a direct party to, nor is the Partnership's property directly the subject of, any material legal proceeding. However, on November 6, 1992, the Commonwealth Court of Pennsylvania issued an order placing The Fidelity Mutual Life Insurance Company ("Fidelity Mutual"), the indirect parent of the General Partner of the Partnership, into rehabilitation under the control and authority of the Pennsylvania Insurance Commissioner pursuant to the provisions of the Pennsylvania Insurance Department Act, 40 P.S. Section 221.1 et seq. The Partnership is not a direct party to the order, but ownership of the stock of (and consequently control of) the General Partner is vested in the Insurance Commissioner pursuant to the Order.

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the second quarter of 1996.

Item 3 - Defaults Upon Senior Securities

         There was no default in the payment of principal, interest, a sinking or purchase fund installment or any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there has been no arrearages or delinquencies with respect to any such preferred stock.

Item 4 - Submission of Matters to a Vote of Security Holders

         No matters were submitted to the Partners for a vote during the second quarter of 1996.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K


Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers           Description                          Page Number
- ---------------           -----------                          -----------
3.1(a)                    Certificate of Limited                   *
                          Partnership

3.1(b) & (4)              Restated Limited Partnership             **
                          Agreement

9                         not applicable

11                        not applicable

12                        not applicable

13                        not applicable

16                        not applicable

18                        not applicable

19                        not applicable

22                        not applicable

23                        not applicable

24                        not applicable

25                        not applicable

28                        not applicable

29                        not applicable
________________________________________________________________________________

* Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration No. 33-26759.

**       Incorporated by reference to Exhibit 3.2 filed as part of the
Partnership's Registration Statement on Form S-18, Registration No. 33- 26759.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                     Title               Date
- ---------                                     -----               ----

/s/ JAMES W. KELICAN, JR.                     Vice President,     August 9,1996
- ---------------------------                   Director of
James W. Kelican, Jr.                         Southeast
                                              Acquisitions,
                                              Inc.




/s/ MARGARET TAMASITIS                         Assistant          August 9,1996
- ---------------------------                    Secretary of
Margaret Tamasitis                             Southeast
                                               Acquisitions,
                                               Inc.




  EXHIBIT  A             SOUTHEAST ACQUISITIONS III, L.P.

                                 BALANCE SHEETS





                                                  June 30,         December 31,
                                                    1996               1995
                                                 (Unaudited)
                                                -------------      ------------
 ASSETS

Land                                          $    8,896,011     $   8,922,258

Cash and cash equivalents                            317,282           258,680

Prepaid insurance                                        127                 -
                                                -------------      ------------
                                              $    9,213,420     $   9,180,938
                                                =============      ============



LIABILITIES AND PARTNERS' EQUITY

Accrued expenses                              $       27,741     $       7,594

Due to affiliates                                      3,584             9,806

Partners' Equity                                   9,182,095         9,163,538
                                                -------------      ------------
                                              $    9,213,420     $   9,180,938
                                                =============      ============

                        SOUTHEAST ACQUISITIONS III, L.P.

                 STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                  (UNAUDITED)

                                              Three Months    Three Months     Six Months       Six Months
                                                 Ended           Ended            Ended            Ended
                                                June 30,        June 30,        June 30,         June 30,
                                                  1996            1995            1996             1995
                                              ------------    ------------    -------------    -------------
REVENUES:
   Interest income                          $       3,227   $       6,970   $        6,200   $       13,470
   Gain on sale of land                                 -               -           33,572                -
   Timber revenue                                  14,199               -           14,199                -
   Other income                                       150             200              325              400
                                              ------------    ------------    -------------    -------------
                                                   17,576           7,170           54,296           13,870
                                              ------------    ------------    -------------    -------------

EXPENSES:
   General and administrative                       2,948           3,173            5,101            8,840
   Management fee                                   6,221           6,221           12,443           12,443
   Real estate taxes                                8,910          11,873           17,941           23,746
   Insurance                                          127             151              254              301
                                              ------------    ------------    -------------    -------------
                                                   18,206          21,418           35,739           45,330
                                              ------------    ------------    -------------    -------------

NET INCOME (LOSS)                           $        (630)  $     (14,248)  $       18,557          (31,460)

Partners' equity,
   Beginning of period                          9,182,725      10,333,558        9,163,538       10,350,770
                                              ------------    ------------    -------------    -------------
Partners' equity,
   End of period                            $   9,182,095   $  10,319,310   $    9,182,095   $   10,319,310
                                              ============    ============    =============    =============
Weighted Average Number
   of Limited Partnership
   Units Outstanding                               12,400          12,400           12,400           12,400
                                              ============    ============    =============    =============
Income (Loss) from Operations
   per Limited Partnership
   Interest                                 $        (.05)  $       (1.14)  $         1.48   $        (2.51)
                                              ============    ============    =============    =============

                        SOUTHEAST ACQUISITIONS III, L.P.

                 STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                  (UNAUDITED)


                                                         FOR THE SIX MONTHS
                                                            ENDED JUNE 30
                                          ---------------------------------------------
                                              1996            1995             1994
                                          -----------     -----------      ------------
REVENUES:
   Interest income                        $     6,200     $    13,470      $      7,588
   Gain on sale of land                        33,572               -            24,894
   Timber revenue                              14,199               -                 -
   Other income                                   325             400               525
                                          -----------     -----------      ------------
                                               54,296          13,870            33,007
                                          -----------     -----------      ------------

EXPENSES:
   General and administrative                   5,101           8,840             4,232
   Management fee                              12,443          12,443            12,443
   Real estate taxes                           17,941          23,746            24,017
   Insurance                                      254             301             4,335
   Amortization                                     -               -             1,250
                                          -----------     -----------      ------------
                                               35,739          45,330            46,277
                                          -----------     -----------      ------------

NET INCOME (LOSS)                         $    18,557     $   (31,460)     $    (13,270)

Partners' equity,
   Beginning of period                      9,163,538      10,350,770        10,401,552

Partners' equity,
   End of period                          $ 9,182,095     $10,319,310      $ 10,388,282
                                          ===========     ===========      ============
Weighted Average Number
   of Limited Partnership
   Units Outstanding                           12,400          12,400            12,400
                                          ===========     ===========      ============
Income (Loss) from Operations
   per Limited Partnership
   Interest                                     $1.48          $(2.51)           $(1.06)
                                          ===========     ===========      ============

                        SOUTHEAST ACQUISITIONS III, L.P.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                      FOR THE SIX MONTHS
                                                                         ENDED JUNE 30
                                                          -----------------------------------------
                                                             1996            1995            1994
                                                          ----------      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Proceeds from sale of land                             $   60,683      $        -     $   41,873
   Interest income received                                    6,200          13,470          7,588
   Other income received                                         325             400            525
   Timber revenue received                                    14,199               -              -
   Cash paid for operating expenses                          (22,805)        (28,982)       (35,090)
                                                          ----------      ----------     ----------
         Net cash flows (used in)
            operating activities                              58,602         (15,112)        14,896

Cash, beginning of period                                    258,680         556,074        586,697
                                                          ----------      ----------     ----------
Cash, end of period                                       $  317,282      $  540,962     $  601,593
                                                          ==========      ==========     ==========

RECONCILIATION OF NET INCOME(LOSS) TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                      $   18,557      $  (31,460)    $  (13,270)
   Adjustments to reconcile net income(loss)
      to net cash provided by
      operating activities:

         Amortization                                              -               -          1,250
         Decrease in due from General Partner                      -           3,584          3,585
         Increase in accrued expenses                         20,147          19,136         14,279
         Decrease in due to affiliates                        (6,222)         (6,222)        (6,222)
         Decrease in assets                                   26,247               -         17,441
         Increase in prepaid expenses                           (127)           (150)        (2,167)
                                                          ----------      ----------     ----------
         Net cash provided by (used in)
            operating activities                          $   58,602      $  (15,112)    $   14,896
                                                          ==========      ==========     ==========