Form 10-Q
period 1996-09-30
SOUTHEAST ACQUISITIONS III L P
filed 1996-11-14
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED September 30, 1996.


----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO __________________ .



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

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at September 30, 1996 are attached hereto as Exhibit A.

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

         The Partnership's activities for the third quarter of 1996 were focused on attempting to sell the properties. Revenues for the third quarter of 1996 consisted of interest income of $3,196 and partnership transfer fees of $425. Expenses for the third quarter of 1996 consisted of general and administrative costs of $9,725, management fees of $6,222, real estate taxes of $8,892 and insurance costs of $127.

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

         The General Partner continues to market and sell portions of the Henry County, Georgia property and the Columbia, South Carolina property. Active marketing of the Fulton County, Georgia property is not expected to begin until after the partnership has been successful in bringing sewer to the property. All utilities including sewer and water are presently available to the Fort Myers, Florida property and the General Partner believes that this is an important factor since both sewer and water facilities are necessary before a building permit can be issued.

         The General Partner is in the process of having new appraisals performed and if there is any impairment to an asset, it will be recorded during the fourth quarter of 1996.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $306,807 at September 30, 1996, which will be used to cover the following estimated annual costs: $24,886 annual administration fee to the General Partner, $19,000 per year for auditing, accounting, tax, legal and other administrative services, $508 per year for insurance and $36,000 per year for real estate taxes. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional four to five years. However, if additional expenses are incurred or if the properties cannot be sold within five years, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the partnership may have to dispose of a portion of the property or incur indebtedness on unfavorable terms.

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

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the third quarter of 1996.

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

         No matters were submitted to the Partners for a vote during the third quarter of 1996.

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K


Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers                     Description                                          Page Number
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

** Incorporated by reference to Exhibit 3.2 filed as part of the Partnership's Registration Statement on Form S-18, Registration No. 33-26759.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                              Title                                     Date
---------                              -----                                     ----
/s/ James W. Kelican, Jr.              Vice President,                           11/12, 1996
-----------------------------          Director of                               -----
James W. Kelican, Jr.                  Southeast
                                       Acquisitions,
                                       Inc.
                                        .



/s/ Margaret Tamasitis                 Assistant                                 11/12, 1996
-----------------------------          Secretary of                              -----
Margaret Tamasitis                     Southeast
                                       Acquisitions,
                                       Inc.

EXHIBIT  A              SOUTHEAST ACQUISITIONS III, L.P.

                                 BALANCE SHEETS



                                     ASSETS


                                          September 30,
                                              1996      December 31,
                                          (Unaudited)      1995
                                          -----------      ----
Land                                      $8,896,010    $8,922,258

Cash and cash equivalents                    306,807       258,680
                                          ----------    ----------
                                          $9,202,817    $9,180,938
                                          ==========    ==========


LIABILITIES AND PARTNERS' EQUITY


Accrued expenses                          $   38,483    $    7,594

Due to affiliates                              3,584         9,806

Partners' Equity                           9,160,750     9,163,538
                                          ----------    ----------
                                          $9,202,817    $9,180,938
                                          ==========    ==========

                        SOUTHEAST ACQUISITIONS III, L.P.

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (UNAUDITED)

                                       Three Months      Three Months     Nine Months       Nine Months
                                           Ended             Ended           Ended             Ended
                                       September 30,     September 30,    September 30,    September 30,
                                           1996              1995             1996              1995
                                           ----              ----             ----              ----
REVENUES:
   Interest income                     $    3,196        $     9,938       $    9,396       $    23,408
   Gain on sale of land                         -            410,858           33,572           410,858
   Timber revenue                               -                  -           14,199                 -
   Other income                               425                300              750               700
                                        ----------        -----------       ----------       -----------
                                            3,621            421,096           57,917           434,966
                                        ----------        -----------       ----------       -----------

EXPENSES:
   General and administrative               9,725               (548)          14,826             8,292
   Management fee                           6,222              6,222           18,665            18,665
   Real estate taxes                        8,892              4,301           26,833            28,047
   Insurance                                  127                150              381               451
                                        ----------        -----------       ----------       -----------
                                           24,966             10,125           60,705            55,455
                                        ----------        -----------       ----------       -----------

NET INCOME (LOSS)                      $  (21,345)       $   410,971       $   (2,788)          379,511

Partners' equity,
   Beginning of period                  9,182,095         10,319,310        9,163,538        10,350,770

Capital distribution                            -         (1,550,003)               -        (1,550,003)
                                        ----------        -----------       ----------       -----------
Partners' equity,
   End of period                       $9,160,750        $ 9,180,278       $9,160,750       $ 9,180,278
                                        ==========        ===========       ==========       ===========
Weighted Average Number
   of Limited Partnership
   Units Outstanding                       12,400             12,400           12,400            12,400
                                        ==========        ===========       ==========       ===========
Income (Loss) from Operations
   per Limited Partnership
   Interest                            $   (1.70)        $     32.81       $    (.22)       $     30.30
                                        ==========        ===========       ==========       ===========

                        SOUTHEAST ACQUISITIONS III, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                               NINE MONTHS
                                           ENDED SEPTEMBER 30
                                      ----------------------------
                                      1996        1995        1994
                                      ----        ----        ----
REVENUES:
   Interest income                   $ 9,396    $ 23,408    $ 12,622
   Gain on sale of land               33,572     410,858      24,894
   Timber revenue                     14,199           -           -
   Other income                          750         700         725
                                     -------    --------    --------
                                      57,917     434,966      38,241
                                     -------    --------    --------

EXPENSES:
   General and administrative         14,826       8,292       8,993
   Management fee                     18,665      18,665      18,665
   Real estate taxes                  26,833      28,047      36,376
   Insurance                             381         451       6,503
   Amortization                            -           -       1,250
                                     -------    --------    --------
                                      60,705      55,455      71,787
                                      -------    --------    --------

NET INCOME (LOSS)                    $(2,788)   $379,511    $(33,546)
                                     =======    ========    ========

                        SOUTHEAST ACQUISITIONS III, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30
                                                          --------------------------------
                                                          1996           1995         1994
                                                          ----           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Proceeds from sale of land                           $ 60,683     $ 1,338,166    $ 42,334
   Interest income received                                9,396          23,408      12,622
   Other income received                                     750             700         725
   Timber revenue received                                14,199               -           -
   Cash paid for operating expenses                      (36,901)        (45,647)    (44,884)
   Distribution to Limited Partners                            -      (1,550,003)          -
                                                        --------     -----------    --------
         Net cash flows (used) in
            operating activities                          48,127        (233,376)     10,797

Cash, beginning of period                                258,680         556,074     586,697
                                                        --------     -----------    --------
Cash, end of period                                     $306,807     $   322,698    $597,494
                                                        ========     ===========    ========

RECONCILIATION OF NET INCOME(LOSS) TO NET CASH FLOWS
FROM OPERATING ACTIVITIES:

   Net income (loss)                                    $(2,788)    $   379,511    $(33,546)
   Adjustments to reconcile net income(loss)
      to net cash provided by
      operating activities:

         Amortization                                         -               -       1,250
         Decrease in due from General Partner                 -           3,584       3,585
         Increase in accrued expenses                    30,889          21,568      28,289
         Decrease in due to affiliates                   (6,222)         (6,222)     (6,222)
         Decrease in assets                              26,248         918,186      17,441
         Distribution to Limited Partners                     -      (1,550,003)          -
                                                        -------     -----------    --------
         Net cash provided by (used in)
            operating activities                        $48,127     $  (233,376)   $ 10,797
                                                        =======     ===========    ========