Form 10-K405
period 1996-12-31
SOUTHEAST ACQUISITIONS III L P
filed 1997-03-31
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF
---
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---
OF 1934.

COMMISSION FILE NUMBER: 0-18454 (FORMERLY 33-26759)

                        SOUTHEAST ACQUISITIONS III, L.P.
                         (Name of issuer in its charter)

Delaware                                         23-2532708
(State of incorporation or                       (IRS Employer Identification
organization)                                    Number)

250 King of Prussia Road,                    Radnor, Pennsylvania     19087
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone no., including area code: (610) 964-7234
Securities registered pursuant to Section 12(b) of the Act.

                                              Name of each exchange
                  Title of each Class          on which registered
                  -------------------          -------------------
                         None                     Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                    Limited Partnership Units $1,000 Per Unit

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.
Yes  X   No
    ---     ---
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

                        SOUTHEAST ACQUISITIONS III, L.P.
                                    FORM 10-K
                                TABLE OF CONTENTS

ITEM

PART I

Item 1.     Business

                     Background.......................................   4
                     Material Recent Developments.....................   4
                     Employees........................................   4
                     Competition......................................   5
                     Trademarks and Patents...........................   5

Item 2.     Properties................................................   5

Item 3.     Legal Proceedings.........................................   7

Item 4.     Submission of Matters to a Vote of Security
                        Holders.......................................   8

PART II

Item 5.     Market for the Partnership's Units of Limited
            Partnership Interest and Related Security
                        Holder Matters................................   7

Item 6.     Selected Financial Data...................................   8

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
                     Background.......................................   9
                     Results of Operations............................   9
                     Liquidity and Capital Resources..................   10

Item 8.     Financial Statements and Supplementary Data...............   10

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure....................   10

PART III

Item 10.      Directors and Executive Officers of the
             Partnership..............................................   11

Item 11.    Executive Compensation....................................   12

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management
                     (a)      Security Ownership of Certain
                              Beneficial owners.......................   12
                     (b)      Security Ownership of Management........   12
                     (c)      Changes in Control......................   12

Item 13.     Certain Relationships and Related Transactions...........   13

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K.......................................   13


SIGNATURES............................................................   15

                                     PART I


ITEM 1.           BUSINESS

                  Background

                  Southeast Acquisitions III, L.P. (the "Partnership") was formed on November 4, 1988, as a Delaware limited partnership. On January 18, 1989, Southeast Acquisitions, Inc., the general partner of the Partnership (the "General Partner"), and F M Initial, Inc., the initial limited partner (the "Initial Limited Partner"), contributed $1,000 and $100 respectively, to the Partnership. The Partnership's public offering of 12,400 Units of limited partnership interest ("Units") commenced on May 2, 1989 and ended on August 29, 1989, when all 12,400 Units were sold.

                  The Partnership purchased the following five parcels of unimproved land in 1989: 211 acres in Fulton County, Georgia; 265 acres in Henry County, Georgia; 24 acres in Nashville, Tennessee; 48 acres in Fort Myers, Florida, and 51 acres in Columbia, South Carolina. The Partnership's primary business objective is to realize appreciation in the value of the five parcels of unimproved land (each a "Property", collectively the "Properties"), by holding the Properties for investment and eventual sale, although there is no assurance that this will be attained.

                  The General Partner has the right to sell the Properties without the consent of the Limited Partners if the net proceeds of the sale will be sufficient to return the Limited Partners' Capital Contribution plus their 10% Non-Compounded Cumulative Annual Return. The General Partner believes that the Partnership's cash reserves will be sufficient to last for an additional four years, assuming no significant increases in expenses and no funding for the construction of sewer to the Fulton County Property. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell the Properties on unfavorable terms.

                  The General Partner has no plans to develop the Properties, except for activities including rezoning, land planning, market surveys and other activities necessary to prepare the Properties for sale. There can be no assurance that necessary funds would be available should it be desirable for the Partnership to improve the Properties to facilitate their sale.


                  Material Recent Developments

                  None


                  Employees

                  The Partnership presently has no employees. The General Partner manages and controls the affairs of the Partnership. (See Part III, Item 10, Directors and Executive Officers of the Partnership).

                  Competition

                  The General Partner believes that there is significant direct competition within a five mile radius of any of the Properties. The Properties are located in four distinct areas of Southeastern United States.

                  Trademarks and Patents

                  The Partnership has no trademarks or patents.


ITEM 2.           PROPERTIES

                  The Partnership owns 4 tracts of undeveloped land consisting of approximately 211 acres in Fulton County, Georgia, 234 acres in Henry County, 48 acres in Fort Myers, Florida and 50 acres in Columbia, South Carolina as described in Item 1 Business, Background.

                  The Fulton County, Georgia property consists of 211 acres of multi-zoned undeveloped land located at the northeast and southeast quadrants of the intersection of State Route 92 (Campbellton-Fairburn Road) and the South Fulton Parkway . The property has approximately 6,000 feet of frontage along State 92 on its east side, 1,955 feet of frontage on Red Mill Road and 3,345 feet of frontage on Thompson Road. Both Red Mill and Thompson Roads are paved and intersect with State Route 92 south and north, respectively, of the South Fulton Parkway. The portion of the South Fulton Parkway which intersects the property provides the site with direct access to both 1-85 and 1-285, major north-south arteries. The property is currently the only non-residentially zoned land in the immediate surrounding area. Approximately 108 acres are located at the northeast quadrant of the State Route 92 and South Fulton Parkway intersection, of which 22 acres are zoned C-1 Commercial, 52 are zoned M-lA Industrial Park, and 34 acres are zoned a Multi-Family Apartment. Approximately 103 acres are located at the southeast quadrant of State Route 92 and South Fulton Parkway intersection of which 38 acres are zoned C-1 Commercial, 47 are zoned M-lA Industrial Park, and 18 acres are zoned 0-1 Office Institutional.

                  All utilities are available to the property except sewer facilities. The Partnership may bring a sewer trunk line to the property from an existing line north of the property. It is estimated that the cost to bring the trunk line on-site will be approximately $200,000. The Partnership has no other plans for the development of this property. The General Partner will have the sole discretion to decide whether the Partnership should develop the property to facilitate sales.

                  During 1996, the General Partner commissioned an appraisal of this property which resulted in a current appraised value of $1,350,000. The General Partner reviewed the conclusions of the 1996 appraisal and conducted extensive interviews with real estate marketing and development professionals in the Atlanta Market. A demand for the Fulton County Property, as zoned, has not developed over the past seven years and is not expected to materialize in the near term. The General Partner believes that the 1996 appraisal is a reasonable approximation of the current value of the Property.

                  The Henry County, Georgia Property, after the sale of approximately 20 acres during 1990 and 1991, and an additional 11 acres in 1996 consists of approximately 234 acres of undeveloped land, zoned M-1 Light Industrial. The Property fronts on I-75, State Route 23/42 and Bethlehem Road and a significant portion has rail access via the Southern Railroad. The land is irregular in shape and is generally rolling with a fair amount of woods located throughout the property. The property has approximately 2,160 feet of frontage along 1-75 on its western side, 3,700 feet of frontage along State Road 23/42 on its eastern side, 7,850 feet of frontage along Bethlehem Road through the interior of the property, and approximately 4,100 feet of frontage on Southern Railroad rails on its eastern side.

                  All utilities, except sewer facilities, are presently available to the property, including a 16-inch county water line. The General Partner does not believe that the availability of sewers is considered necessary for the property as septic tanks can be adequately utilized in this area.

                  The property is divided into two parcels. The parcels are separated by an 80 foot wide industrial boulevard. The larger parcel is located on the northern side of the road with the remaining acres on the southern side. The most highly prized part of the property is the northern acres because of the access to the Southern Railroad rail line.

                  During 1996, the General Partner commissioned an appraisal of this property which resulted in a current appraised value of $1,700,000. The General Partner reviewed the conclusions of the 1996 appraisal and conducted extensive interviews with real estate marketing and development professionals in the Atlanta market. The current industrial real estate market conditions suggest an extremely protracted development of the Property if parcels are to be sold to large industrial users.

                  In late March, 1997, the Partnership executed an agreement to sell all 234 acres for $10,000 an acre. It is expected that this sale will close during the third quarter of 1997.

                  The Nashville, Tennessee property consisting of approximately 24 acres was sold during 1995.

                  The Fort Myers, Florida property consists of 48 acres of undeveloped land located one mile south of the Summerlin Road/ Winkler Road intersection. Approximately 38 acres are generally level farm land with the remaining 10 acres heavily wooded. The property lies within federally designated Flood Hazard Zone A-12 which will require increasing the elevation of home sites by approximately three feet.

                  The property is currently zoned AG Agricultural which designation is considered to be a "holding" classification until such time as the property can be rezoned to permit a more intensive development. The property is also classified as "Suburban" under the Lee County Comprehensive Land Use Plan. The "Suburban" areas are characterized as being predominantly residential areas that are either on the fringe of the central urban areas or in areas where it is appropriate to protect existing residential neighborhoods.

                  All utilities including sewer and water are presently available to the property for a high density residential use. The General Partner believes the availability of sewer and water to this property is an important factor since both sewer and water facilities are necessary before a building permit can be issued in Lee County.

                  During 1996, the General Partner commissioned an appraisal of this Property which resulted in a current appraised value of $1,395,000. The General Partner has reviewed the assumptions and conclusions of the appraisal report and believes that the appraisal is a reasonable approximation of the current value of the Property.

                  The Columbia, South Carolina property after the sale of 1 acre during 1994, consists of 50 acres of undeveloped land generally rectangular in shape and heavily wooded with a sloping topography. The property has an abundance of paved frontage on three sides with 1,350 feet on U.S. Highway 176; 782 feet on County Road 286; 265 feet on County Road 385; and 1,790 feet on a new county road.

                  All utilities including a sewer line on the property and county water less than a mile west are presently available to the property for commercial use.

                  During 1996, the General Partner commissioned an appraisal of this property which resulted in a current appraised value of $740,000. The General Partner has reviewed the assumptions and conclusions of the 1996 appraisal, had discussions with local real estate professionals and developers, and believes that the appraisal is a reasonable approximation of the current value of the Property.

                  During February, 1997, the Partnership executed an agreement to sell 6.5 acres for $31,000 an acre. It is expected that this sale will close during the second quarter of 1997.

ITEM 3.           LEGAL PROCEEDINGS

                  The Partnership is not a direct party to, nor is the Partnership's Property directly the subject of, any material legal proceedings. However, on November 6, 1992, the Commonwealth Court of Pennsylvania issued an order placing The Fidelity Mutual Life Insurance Company ("Fidelity Mutual"), the indirect parent of the General Partner of the Partnership, into rehabilitation under the control and authority of the Pennsylvania Insurance Commissioner pursuant to the provisions of the Pennsylvania Insurance Department Act, 40 P.S. Section 221.1 et seq. The Partnership is not a direct party to the order, but ownership of the stock of (and consequently control of) the General Partner is vested in the Insurance Commissioner pursuant to the order.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1996.

                                     PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

                  There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on May 2, 1989 of 12,400 Units of limited partnership interests. The offering of 12,400 Units fully subscribed and terminated on August 29, 1989. As of December 31, 1996, there were 780 limited partners in the Partnership.


ITEM 6.           SELECTED FINANCIAL DATA

                                      For the Year     For the Year      For the Year     For the Year     For the Year
                                         Ended             Ended            Ended           Ended             Ended
                                      December 31      December 31       December 31      December 31      December 31
                                         1996              1995             1994            1993              1992
                                       ---------        ---------        ---------        ---------        ----------
Operating
   Revenues                            $ 131,091        $ 438,539        $  44,179        $  17,681        $   24,010

Net Income (Loss)                    $(4,306,098)*      $ 362,771        $ (50,782)       $ (86,429)       $  (55,919)

Net Income (Loss)
   per Unit of
   Limited
   Interest                            $ (347.27)       $   29.26        $   (4.10)       $   (6.97)       $    (4.51)


                           December 31      December 31      December  31      December 31       December 31
                              1996             1995             1994              1993              1992
                           ----------       ----------       -----------       -----------       -----------
Total Assets               $4,517,058*      $9,180,938       $10,377,257       $10,430,156       $10,537,531

Long Term
   Obligations             None                   None       None              None              None

Cash Distributions
   Declared per Unit
   of Limited
   Partnership
   Interest                None             $      125       None              None              None

               *Includes provision for loss on land of $4,348,886.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Background

                  The Partnership was formed to acquire and realize appreciation in the Property by holding it for investment and eventual sale; however, there can be no assurance that the Partnership's objectives will be realized.

                  Results of Operations

                  The Partnership had no operations from the date of its formation on November 4, 1988 until June 1, 1989 when it acquired the first Property and sold 6,215 Units of limited partnership interest. During 1989 the Partnership acquired four additional Properties and sold 6,185 additional Units of limited partnership interest. The Partnership had no other significant operations.

                  The Partnership's activities for fiscal year 1996 were primarily focused on attempting to sell certain of the Properties. During 1996, the Partnership sold 11 acres of the Henry County, Georgia property for a gain of $103,294. Revenues for 1996 consisted of timber revenues of $14,199, interest income of $12,373 and partnership transfer fees of $1,225. Expenses for 1996 consisted of general and administrative costs of $27,136, management fees of $24,886, real estate taxes of $35,773 and insurance costs of $508.

                  The Partnership's activities for fiscal year 1995 were primarily focused on attempting to sell certain of the Properties. During 1995 the Partnership sold all 24 acres of the Nashville, Tennessee parcel for a gain of $410,858. Revenues for 1995 consisted of interest income of $26,706 and partnership transfer fees of $975. Expenses for 1995 consisted of general and administrative costs of $13,469, management fees of $24,886, real estate taxes of $36,835 and insurance costs of $578.

                  The Partnership's activities for fiscal year 1994 were primarily focused on attempting to sell certain of the Properties. During 1994 the Partnership sold 1 acre of the Columbia, South Carolina, Property for a net profit of $24,894. Revenues for 1994 consisted of interest income of $18,360 and partnership transfer fees of $925. Expenses for 1994 consisted primarily of general and administrative costs of $14,220, management fees of $24,886, real estate taxes of $47,952, and insurance of $6,653.

                  Inflation did not have any material impact on operations during 1996 and it is not expected to materially impact future operations.

                  Liquidity and Capital Resources

                  The Partnership commenced an offering to the public of 12,400 Units of limited partnership interests at $1,000 per Unit on May 2, 1989. The offering of $12,400,000 was fully subscribed and closed on August 29, 1989. The offering raised $12,373,480 for the Partnership before payment of the expenses of the offering. An affiliate of the General Partner acquired 313 Units for a purchase price of $286,557 or $915 per Unit, representing the $1,000 per Unit offering price minus fees which would have been paid to other affiliates of the General Partner.

                  The Partnership had cash reserves of $359,293 at December 31, 1996, which will be used to cover the following estimated annual costs: $16,194 annual administration fee to the General Partner (1997 only), $13,000 per year for auditing, accounting, tax and other administrative services, $550 per year for insurance and $36,000 per year for real estate taxes. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if additional expenses are incurred or if the Partnership goes forward with the construction to bring sewer to the Fulton County Property then the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.


ITEM 8.           FINANCIAL STATES AND SUPPLEMENTARY DATA

                  The Partnership's financial statements for the years ended December 31, 1996 and 1995 together with the report of the Partnership's independent auditors, Ernst & Young LLP, is included in this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

                  The Partnership does not have any directors or officers. The General Partner manages and controls the affairs of the Partnership and has responsibility for all aspects of the Partnership's operations. The current executive officers and directors of the General Partner are identified and described below. officers and directors serve until their successors have been elected.

                  Arthur W. Mullin is a Director, President and Treasurer of the General Partner. Mr. Mullin is also an officer and director of various other subsidiaries of Fidelity Mutual. Mr. Mullin was appointed Senior Vice President and Director of Real Estate for Fidelity Mutual in June 1993 and served in that capacity until January 31, 1995. He is currently President of KMR Management, Inc., a management advisory firm which provides advise to corporations and institutions regarding corporate, financial and real estate matters. Before joining Fidelity Mutual, Mr. Mullin served as President of KMR Management, Inc. Mr. Mullin received a B.S. in Political Science and a M.S. in Education from St. Joseph's University, Philadelphia, Pennsylvania.

                  William S. Taylor is Director and Vice President of the General Partner. Mr. Taylor is also an officer and director of various other subsidiaries of Fidelity Mutual. Mr. Taylor is the Deputy Insurance Commissioner for Liquidations, Rehabilitations and Special Funds for the Commonwealth of Pennsylvania. Mr. Taylor has a bachelor's degree in Economics from Elizabethtown College and a masters degree in Governmental Administration from the University of Pennsylvania.

                  James W. Kelican, Jr., CPM, is a Director and Vice President of the General Partner. Mr. Kelican is also an officer and director of various other subsidiaries of Fidelity Mutual. Mr. Kelican was appointed Vice President
- Real Estate for Fidelity Mutual in July, 1993 and Senior Vice President and Director of Real Estate in October 1994. Mr. Kelican has a B.S. in Business Administration from Drexel University, Philadelphia, Pennsylvania and has the title of Certified Property Manager from the Institute of Real Estate Management of the National Association of Realtors.

                  Robert Bixler is Secretary of the General Partner. Mr. Bixler is also Secretary of various other subsidiaries of Fidelity Mutual. Mr. Bixler is a Vice President and Associate Counsel of Fidelity Mutual. Mr. Bixler received his A.B. degree in Economics from Temple University, and his J.D. degree from Temple University Law School, Philadelphia, PA. He is a member of the American Bar Association and the Philadelphia Bar Association.

                  Margaret Tamasitis is Assistant Secretary of the General Partner. Ms. Tamasitis is also Assistant Secretary of various other subsidiaries. Ms. Tamasitis is a Second Vice President of Fidelity Mutual in the Controller's Office and has been with Fidelity Mutual for 26 years. Ms. Tamasitis received her B.S. degree in Accounting from Temple University, Philadelphia, PA.

ITEM 11.          EXECUTIVE COMPENSATION

                  During the fiscal year ended December 31, 1996, the Partnership did not pay compensation to any officers of the General Partner. Fees which have been paid or are payable to the General Partner are set forth in
Item 13 of this report, "Certain Relationships and Related Transactions".

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                 Security Ownership of Certain Beneficial owners

                           As of December 31, 1996, no person or "group" (as
that term is used in Section 13 (d)(3) of the Securities Exchange Act of 1934) was known by the Partnership to beneficially own more than five percent of the Units of the Partnership.

                        Security Ownership of Management

                           Name and         Amount and
                           Address of       Nature of
                           Beneficial       Beneficial        Percent
Title of Class             Owner            Ownership         of Class
--------------             -----            ---------         --------
Units of Limited           The Fidelity     $286,557          2.52%
Partnership                Mutual Life      representing
Interest                   Insurance        313 Units of
                           Company          Limited
                           250 King         Partnership
                           of Prussia       Interest
                           Road,
                           Radnor, PA
                           19087

                  The General Partner owns a general partnership interest which entitles it to receive 30% of cash distributions after the Limited Partners have received a return of their Capital Contributions plus cumulative distributions equal to a 10% non-compounded Cumulative Annual Return on their Adjusted Capital Contributions as those terms are defined in the Partnership Agreement. The General Partner will share in taxable income to reflect cash distributions, but not less than 1%, or to the extent there are losses, 1% of such losses.

                  Changes in Control

                  There are no arrangements known to the Partnership that would at any subsequent date result in a change in control of the Partnership. The impact of the rehabilitation of Fidelity Mutual and the rehabilitation order (described in Part I, Item 3, Legal Proceedings) on the Partnership or the General Partner cannot be determined at this time.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  An annual administration fee of $24,886 was paid to the General Partner for each year after 1989. This fee is computed as one quarter of the one percent of the base cost of the land. The cumulative amount of such fee may not exceed $207,244 as provided by the Partnership Agreement, and such fees charged since inception amount to $191,050 at December 31, 1996.

                  The General Partner will receive no cash distributions until the Limited Partners have received (i) a return of their Capital Contributions plus (ii) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital contributions (as those terms are defined in the Partnership Agreement). Thereafter, the General Partner will receive 30% of cash distributions. During 1995, 1994 and 1993 the General Partner received no cash distributions.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)                  Index to Financial Statements                    Page
                     -----------------------------                    ----
Report of Independent Auditors                                         1
Balance Sheet at December 31, 1996 and 1995                            2
Statements of operations                                               3
Statements of Partners' Equity/(Deficit)                               4
Statements of Cash Flows                                               5
Notes to Financial Statements                                          6

(b)      Reports on Form S-K

1.   None.


(c) Exhibits Incorporated by Reference (numbered in accordance with Item 601 of Regulation S-K


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

    ** Incorporated by reference to Exhibit 3.2 filed as part of the Partnership's Registration Statement on Form S-18, Registration No. 33-26759.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SOUTHEAST ACQUISITIONS III, L.P.
                                       a Delaware limited partnership

                                       By:  SOUTHEAST ACQUISITIONS, INC.,
                                                General Partner


Dated:    3/26/97                      By:  /s/ ARTHUR W. MULLIN
       ----------------------               _______________________________
                                                     Arthur W. Mullin
                                                     President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                         Title                 Date
---------                         -----                 ----

/s/ ARTHUR W. MULLIN                                        3/26
_____________________             President,            _______________, 1997
Arthur W. Mullin                  Treasurer,
                                  Director of
                                  Southeast
                                  Acquisitions, Inc.
/s/ WILLIAM S. TAYLOR                                       3/26
_____________________             Vice President.,      _______________, 1997
William S. Taylor                 Director of
                                  Southeast
                                  Acquisitions, Inc.
/s/ JAMES W. KELICAN                                        3/26
_____________________             Vice President,       _______________, 1997
James W. Kelican                  Director of
                                  Southeast
                                  Acquisitions, Inc.

                              Financial Statements

                        Southeast Acquisitions III, L.P.

                     Years ended December 31, 1996 and 1995
                       with Report of Independent Auditors

                        Southeast Acquisitions III, L.P.

                              Financial Statements

                     Years ended December 31, 1996 and 1995


                                    CONTENTS



Report of Independent Auditors.............................................  1

Audited Financial Statements

Balance Sheets.............................................................  2
Statements of Operations...................................................  3
Statements of Partners' Equity (Deficit)...................................  4
Statements of Cash Flows...................................................  5
Notes to Financial Statements..............................................  6

                         Report of Independent Auditors


To the Partners of
Southeast Acquisitions III, L.P.


We have audited the accompanying balance sheets of Southeast Acquisitions III, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions III, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


March 7, 1997

                        Southeast Acquisitions III, L.P.

                                 Balance Sheets

                                                          DECEMBER 31
                                                     1996              1995
                                                 ------------------------------
ASSETS
Land, net                                        $ 4,517,058        $ 8,922,258
Cash and cash equivalents                            359,293            258,680
                                                 ------------------------------
                                                 $ 4,876,351        $ 9,180,938
                                                 ==============================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Accrued expenses                                 $     9,105        $     7,594
Due to affiliates                                      9,806              9,806

Partners' equity (deficit):
    General                                          (46,268)            (3,207)
    Limited                                        4,903,708          9,166,745
                                                 ------------------------------
                                                 $ 4,876,351        $ 9,180,938
                                                 ==============================

See accompanying notes.

                        Southeast Acquisitions III, L.P.

                            Statements of Operations

                                                      YEAR ENDED DECEMBER 31
                                            1996               1995               1994
                                        -------------------------------------------------
Revenue:
    Gain on sale of land                $   103,294        $   410,858        $    24,894
    Interest and other income                13,598             27,681             19,285
    Timber revenue                           14,199                 --                 --
                                        -------------------------------------------------
                                            131,091            438,539             44,179
Expenses:
    General and administrative               27,136             13,469             14,220
    Management fee                           24,886             24,886             24,886
    Real estate taxes                        35,773             36,835             47,952
    Insurance                                   508                578              6,653
    Amortization                                 --                 --              1,250
    Provision for loss on land            4,348,886                 --                 --
                                        -------------------------------------------------
                                          4,437,189             75,768             94,961
                                        -------------------------------------------------
Net (loss) income:
    Allocated to General Partner            (43,061)             3,628               (508)
    Allocated to Limited Partners        (4,263,037)           359,143            (50,274)
                                        -------------------------------------------------
                                        $(4,306,098)       $   362,771        $   (50,782)
                                        =================================================
Net (loss) income per limited
    partnership unit                    $   (347.27)       $     29.26        $     (4.10)
                                        =================================================

See accompanying notes.

                        Southeast Acquisitions III, L.P.

                    Statements of Partners' Equity (Deficit)



                                     GENERAL           LIMITED
                                     PARTNER           PARTNERS              TOTAL
                                 ----------------------------------------------------
Balance, January 1, 1994         $     (6,327)       $ 10,407,879        $ 10,401,552
    Net loss                             (508)            (50,274)            (50,782)
                                 ----------------------------------------------------
Balance, December 31, 1994             (6,835)         10,357,605          10,350,770
    Capital distribution                   --          (1,550,003)         (1,550,003)
    Net income                          3,628             359,143             362,771
                                 ----------------------------------------------------
Balance, December 31, 1995             (3,207)          9,166,745           9,163,538
    Net loss                          (43,061)         (4,263,037)         (4,306,098)
                                 ----------------------------------------------------
Balance, December 31, 1996       $    (46,268)       $  4,903,708        $  4,857,440
                                 ====================================================

See accompanying notes.

                        Southeast Acquisitions III, L.P.

                            Statements of Cash Flows

                                                                          YEAR ENDED DECEMBER 31
                                                               1996                1995               1994
                                                           -------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                          $(4,306,098)       $   362,771        $   (50,782)
Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
       Amortization                                                 --                 --              1,250
       Gain on sale of land                                   (103,294)          (410,858)           (24,894)
       Provision for loss on land                            4,348,886                 --                 --
       Proceeds from sale of land parcels                      159,608          1,306,199             42,335
       Changes in operating assets and
          liabilities:
              Due from general partner                              --              3,584              3,585
              Accrued expenses                                   1,511             (9,087)            (2,117)
                                                           -------------------------------------------------
Net cash provided by (used in) operating
    activities                                                 100,613          1,252,609            (30,623)

FINANCING ACTIVITIES
Distribution to limited partners                                    --         (1,550,003)                --
                                                           -------------------------------------------------
Net cash used in financing activities                               --         (1,550,003)                --
                                                           -------------------------------------------------
Net increase (decrease) in cash and cash equivalents
                                                               100,613           (297,394)           (30,623)

Cash and cash equivalents, beginning of year                   258,680            556,074            586,697
                                                           -------------------------------------------------
Cash and cash equivalents, end of year                     $   359,293        $   258,680        $   556,074
                                                           =================================================

See accompanying notes.

                        Southeast Acquisitions III, L.P.

                          Notes to Financial Statements

                                December 31, 1996

1. DESCRIPTION OF BUSINESS

Southeast Acquisitions III, L.P. is a Delaware limited partnership. The General Partner (Southeast Acquisitions, Inc.) is an indirect wholly owned subsidiary of The Fidelity Mutual Life Insurance Company (in Rehabilitation). Per the Partnership Agreement, the Partnership shall exist for a term ending December 31, 1999, at which time it shall be dissolved.

Fidelity Mutual Life Insurance Company (the Company) was placed into Rehabilitation, as defined, by the Commonwealth Court of Pennsylvania on November 6, 1992 and it remains in Rehabilitation as of the report date. The General Partner does not at this time expect that the Rehabilitation of the Company will negatively impact the operation of either the General Partner or the Partnership. The Company's Rehabilitation Plan, originally filed in June 1994, was amended in January 1995 and again in June 1996.

The Partnership purchased approximately 211 acres of unimproved land in Fulton County, Georgia, on June 1, 1989, from Southeastern Land Fund, Inc. (SELF), an affiliate of the General Partner. On June 30, 1989, the Partnership purchased approximately 265 acres of unimproved land in Henry County, Georgia, and approximately 24 acres of unimproved land in Nashville, Tennessee, from SELF. On August 25, 1989, the Partnership purchased approximately 48 acres of unimproved land in Fort Myers, Florida, and on September 15, 1989, purchased approximately 51 acres of unimproved land in Columbia, South Carolina, from SELF. The unimproved land in Nashville, Tennessee was sold on July 28, 1995. Three of the remaining four tracts of unimproved land are held for investment and one tract, Henry County is being marketed for sale. The General Partner anticipates that all the Properties will be sold or otherwise disposed of by the Partnership as conditions warrant.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Partnership maintains its accounting records on the accrual basis of accounting.

LAND

Effective January 1, 1996, the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with FASB Statement No. 121, land held for investment is carried at the lower of cost or fair value. Land held for sale is carried at lower of cost or fair value less estimated cost to sell.

                        Southeast Acquisitions III, L.P.

                         Notes to Financial Statements

                               December 31, 1996


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LAND (CONTINUED)

The carrying value of land, as disclosed on the balance sheet, is shown net of write-downs of $4,348,886 in 1996 to fair value, as determined by independent appraisals, as well as a write-down of $575,301 in 1991 to fair value, also determined by independent appraisals. Prior to 1996, the Partnership's policy has been to carry land at the lower of cost or fair value. In accordance with FASB Statement No. 121, the loss is accounted for in operations.

CASH EQUIVALENTS

For purposes of reporting cash flows, short-term investments which have an original maturity of three months or less are considered cash equivalents.

INCOME TAX

In conformity with the Internal Revenue Code and applicable state and local tax statutes, taxable income or loss of the Partnership is required to be reported in the tax returns of the partners in accordance with the terms of the Partnership Agreement. Accordingly, no provision has been made in the accompanying financial statements for any federal, state, or local income tax.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect various amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. RELATED-PARTY TRANSACTIONS

An annual management fee of $24,886 was paid in 1996, 1995, and 1994 to the General Partner. The annual management fee is equal to one quarter of one percent of the original cost of the land as provided in the Partnership Agreement. The cumulative amount of such fees may not exceed $207,244 as provided by the Partnership Agreement, and cumulative fees charged since inception amounted to $191,050 at December 31, 1996.

                        Southeast Acquisitions III, L.P.

4. PARTNERS' EQUITY

The Partnership received cash equity contributions totaling $12,400,000 through the sale of 12,400 limited partnership units. In accordance with the Partnership Agreement, cash distributions and profits or losses of the Partnership shall be allocated as follows:

    (a) Cash Distributions - Except for distributions in connection with the liquidation of the Partnership, cash distributions, if any, will be made 100% to the limited partners until the limited partners have received (i) a return of their capital contributions ($10,823,477 at December 31, 1996) plus (ii) cumulative distributions equal to their 10% noncompound cumulative annual return on their adjusted capital contributions, as defined ($9,085,011 at December 31, 1996); thereafter distributions will be made 70% to the limited partners and 30% to the General Partner. Distributions in connection with the Partnership's liquidation will be made in accordance with the partners' capital accounts as maintained for Federal income tax purposes.

    (b) Profits and Losses - Profits generally will be allocated to the partners to reflect cash distributions, but at least 1% of profits will be allocated to the General Partner. Losses generally will be allocated 99% to the limited partners and 1% to the General Partner. In no event will the General Partner be allocated less than 1% of profits or losses for any year.

5.    TIMBER REVENUE

During 1996, the Partnership entered into an agreement to sell timber. As provided by the agreement, the Partnership received proceeds from the sale of timber on the land totaling $14,199.