Form 10-Q
period 1997-03-31
SOUTHEAST ACQUISITIONS III L P
filed 1997-05-14
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q


  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
            ENDED March 31, 1997.

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
             FROM _____________________  TO ________________________.


Commission File number:  0-18454 (formerly 33-26759)


                        SOUTHEAST ACQUISITIONS III, L.P.
                           (Exact name of registrant)


            Delaware                                     23-2532708
-------------------------------                      ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


250 King of Prussia Road, Radnor, PA  19087
----------------------------------------
(Address of Principal Executive Offices)


Issuer's Telephone Number:  (610 964-7234)
                          -----------------

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No
                                              ---    ---

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at March 31, 1997 are attached hereto as Exhibit A.

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

         The Partnership's activities for the first quarter of 1997 were primarily focused on attempting to sell certain of the Properties. Revenues for the first quarter of 1997 consisted of interest income of $3,613 and partnership transfer fees of $150. Expenses for the first quarter of 1997 consisted of general and administrative costs of $1,940, management fees of $6,222, real estate taxes of $8,913 and insurance costs of $127.

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

         The General Partner has the right to sell the Properties without the consent of the Limited Partners if the net proceeds of the sale will be sufficient to return the Limited Partners' Capital Contribution plus their 10% Non-Compounded Cumulative Annual Return. The General Partner believes that the Partnership's cash reserves will be sufficient to last for an additional three years, assuming no significant increases in expenses and no funding for the construction of sewer to the Fulton County Property. However, if the reserves are exhausted and the partnership is unable to borrow funds, the Partnership may have to sell some or all of the Properties on unfavorable terms.

         The General Partner has no plans to develop the Properties, except for activities including rezoning, land planning, market surveys and other activities necessary to prepare the Properties for sale. There can be no assurance that necessary funds would be available should it be desirable for the Partnership to improve the Properties to facilitate their sale.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $347,333 at March 31, 1997, which will be used to cover the following estimated annual costs: $16,194 annual administration fee to the General Partner (1997) only, $10,000 per year for auditing, accounting, tax, legal and other administrative services, $525 per year for insurance and $36,000 per year for real estate taxes. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if additional expenses are incurred or if the Partnership goes forward with the construction to bring sewer to the Fulton County Property then the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

         During 1996, appraisals were performed on the Partnership's properties causing the Partnership to write-down the Columbia, South Carolina property by $50,560, the Fulton County, Georgia property by $3,622,126 and the Fort Myers, Florida property by $676,200.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         The Partnership is not a direct party to, nor is the Partnership's property directly the subject of, any material legal proceeding. However, on November 6, 1992, the Commonwealth Court of Pennsylvania issued an order placing The Fidelity Mutual Life Insurance Company ("Fidelity Mutual"), the indirect parent of the General Partner of the Partnership, into rehabilitation under the control and authority of the Pennsylvania Insurance Commissioner pursuant to the provisions of the Pennsylvania Insurance Department Act, 40 P.S. ss.221.1 et seq. The Partnership is not a direct party to the order, but ownership of the stock of (and consequently control of) the General Partner is vested in the Insurance Commissioner pursuant to the Order.

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the first quarter of 1997.

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

         No matters were submitted to the Partners for a vote during the first quarter of 1997.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K


Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers            Description                                 Page Number
---------------            -----------                                 -----------
3.1(a)                     Certificate of Limited                          *
                           Partnership

3.1(b) & (4)               Restated Limited Partnership                    **

                           Agreement

9                          not applicable

11                         not applicable

12                         not applicable

13                         not applicable

16                         not applicable

18                         not applicable

19                         not applicable

22                         not applicable

23                         not applicable

24                         not applicable

25                         not applicable

28                         not applicable

29                         not applicable

--------------------------------------------------------------------------------

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

Signature                            Title                              Date
---------                            -----                              ----
  /s/ ARTHUR W. MULLIN               President,                      5/12  1997
------------------------             Treasurer,                     ------
Arthur W. Mullin                     Director of
                                     Southeast
                                     Acquisitions,
                                     Inc.


 /s/ JAMES W. KELICAN, JR.           Vice President,                 5/12  1997
-------------------------            Director of                    ------
James W. Kelican, Jr.                Southeast
                                     Acquisitions,
                                     Inc.

EXHIBIT  A              SOUTHEAST ACQUISITIONS III, L.P.

                                 BALANCE SHEETS


                                                   MARCH 31,         DECEMBER 31,
                                                      1997              1996
                                                  (UNAUDITED)
                                                  -----------        ----------

ASSETS

Land                                               $4,517,058         $4,517,058

Cash and cash equivalents                             347,333            359,293

Prepaid expenses                                          254                 --
                                                   ----------         ----------
                                                   $4,864,645         $4,876,351
                                                   ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

Accrued expenses                                   $   17,059         $    9,105

Due to affiliates                                       3,585              9,806

Partners' equity                                    4,844,001          4,857,440
                                                   ----------         ----------
                                                   $4,864,645         $4,876,351
                                                   ==========         ==========

                        SOUTHEAST ACQUISITIONS III, L.P.

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (UNAUDITED)


                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31
                                 ------------------------------------------------
                                       1997               1996            1995
                                  ------------      ------------     ------------
REVENUES:
   Gain on sale of land           $         --      $     33,572     $         --
   Interest income                       3,613             2,973            6,500
   Other income                            150               175              200
                                  ------------      ------------     ------------
                                         3,763            36,720            6,700
                                  ------------      ------------     ------------

EXPENSES:
   General and administrative            1,940             2,153            5,667
   Management fee                        6,222             6,222            6,222
   Real estate taxes                     8,913             9,031           11,873
   Insurance                               127               127              150
                                  ------------      ------------     ------------
                                        17,202            17,533           23,912
                                  ------------      ------------     ------------

NET INCOME (LOSS)                 $    (13,439)     $     19,187     $    (17,212)

Partners' equity,
   Beginning of period               4,857,440         9,163,538       10,350,770

Partners' equity,
   End of period                  $  4,844,001      $  9,182,725     $ 10,333,558
                                  ============      ============     ============
Weighted Average Number
   of Limited Partnership
   Units Outstanding                    12,400            12,400           12,400
                                  ============      ============     ============
Income (Loss) from Operations
   per Limited Partnership
   Interest                        $    (1.07)        $    $1.53     $    $(1.37)
                                  ============      ============     ============

                        SOUTHEAST ACQUISITIONS III, L.P.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                       FOR THE THREE MONTHS
                                                                                         ENDED MARCH 31
                                                                            ---------------------------------------
                                                                                1997           1996          1995
                                                                            ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Proceeds from sale of land                                               $      --      $  60,683      $      --
   Interest income received                                                     3,613          2,973          6,500
   Other income received                                                          150          9,541            200
   Cash paid for operating expenses                                           (15,723)       (15,485)       (24,871)
                                                                            ---------      ---------      ---------
                 Net cash flows (used) in
                    operating activities                                      (11,960)        57,712        (18,171)

Cash, beginning of period                                                     359,293        258,680        556,074
                                                                            ---------      ---------      ---------
Cash, end of period                                                         $ 347,333      $ 316,392      $ 537,903
                                                                            =========      =========      =========

RECONCILIATION OF NET LOSS TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                        $ (13,439)     $  19,187      $ (17,212)
   Adjustments to reconcile net loss
      to net cash provided by
      operating activities:

                 Increase in accrued expenses                                   7,954          9,387          5,563
                 Decrease in due to affiliates                                 (6,221)        (6,221)        (6,221)
                 Decrease in assets                                                --         35,613             --
                 Increase in prepaid expenses                                    (254)          (254)          (301)
                                                                            ---------      ---------      ---------
                 Net cash provided by (used in)
                    operating activities                                    $ (11,960)     $  57,712      $ (18,171)
                                                                            =========      =========      =========
