Form 10-K405/A
period 1996-12-31
SOUTHEAST ACQUISITIONS III L P
filed 1997-07-15
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

(Mark One)
_X_    ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.
                               ------------------

___    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

COMMISSION FILE NUMBER: 0-18454 (FORMERLY 33-26759)
                        ---------------------------

                       SOUTHEAST ACQUISITIONS III, L.P.
                       --------------------------------
                        (Name of issuer in its charter)

Delaware                                 23-2532708
--------------------------------         -----------------------
(State of incorporation or               (IRS Employer Identification
organization)                            Number)

250 King of Prussia Road,                Radnor, Pennsylvania      19087
-----------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone no., including area code: (610) 964-7234
------------------------------------------------------------

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

                   Limited Partnership Units $1,000 Per Unit
                   -----------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.
Yes    X       No
    ------        ------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
                -------

                        SOUTHEAST ACQUISITIONS III, L.P.
                                   FORM 10-K
                               TABLE OF CONTENTS

ITEM
----

PART I
------

Item 1.          Business

                     Background............................................................................4
                     Material Recent Developments..........................................................4
                     Employees.............................................................................4
                     Competition...........................................................................5
                     Trademarks and Patents ...............................................................5

Item 2.          Properties ...............................................................................5

Item 3.          Legal Proceedings ........................................................................7

Item 4.          Submission of Matters to a Vote of Security
                             Holders ......................................................................8

PART II
-------

Item 5.          Market for the Partnership's Units of Limited
                 Partnership Interest and Related Security
                             Holder Matters ..............................................................7

Item 6.          Selected Financial Data .................................................................8

Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
                     Background ..........................................................................9
                     Results of Operations ...............................................................9
                     Liquidity and Capital Resources ....................................................10

Item 8.          Financial Statements and Supplementary Data ............................................10

Item 9.          Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure .................................................10

PART III
--------

Item 10.          Directors and Executive Officers of the
                  Partnership ...........................................................................11

Item 11.         Executive Compensation .................................................................12

Item 12.         Security Ownership of Certain Beneficial
                 Owners and Management
                          (a)     Security Ownership of Certain
                                  Beneficial owners .....................................................12
                          (b)     Security Ownership of Management ......................................12
                          (c)     Changes in Control ....................................................12

Item 13.          Certain Relationships and Related Transactions ........................................13


PART IV
-------

Item 14.         Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K ....................................................................13


SIGNATURES ..............................................................................................15

                                     PART I


ITEM 1.          BUSINESS

                 Background

                 Southeast Acquisitions III, L.P. (the "Partnership") was formed on November 4, 1988, as a Delaware limited partnership. On January 18, 1989, Southeast Acquisitions, Inc., the general partner of the Partnership (the "General Partner"), and F M Initial, Inc., the initial limited partner (the "Initial Limited Partner"), contributed $1,000 and $100 respectively, to the Partnership. The Partnership's public offering of 12,400 Units of limited partnership interest ("Units") commenced on May 2, 1989 and ended on August 29, 1989, when all 12,400 Units were sold. The Partnership is scheduled to terminate on December 31, 1999.

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

                 The General Partner has actively marketed the Henry County, GA property. These marketing efforts resulted in the entire Property being placed under contract in early 1997. However, the prospective purchaser terminated the contract during its due diligence period.

                 The Columbia, SC property has not been marketed to date due to weak market conditions. The South Carolina Department of Transportation is currently in the planning stages of constructing a new road adjacent to the Partnership's Property. The General Partner has elected to not actively market this Property until the South Carolina Department of Transportation finalizes its plans. The new road may have a positive effect on the value of the remaining land and potentially create a demand for this property as a retail location.

                 The Fort Myers, FL property has not been actively marketed, but several brokers have expressed an interest and advised their clients of the Property's availability. The General Partner has had discussions with and entertained purchase offers from a local residential developer. The developer is currently planning to construct a real estate subdivision to the north of the Partnership's property. The General Partner is not able to determine whether or not these negotiations will lead to the execution of a sales agreement.

                 The Fulton County, GA property has been held off the market due to real estate market conditions along the South Fulton Parkway. At present there is lack of demand for the Property as zoned. If there is substantial improvement in the real estate conditions along the South Fulton Parkway or the General Partner concludes that the Property's only opportunity for sale is as residential land, the General Partner will develop a marketing plan for the Fulton County, GA property.

The Nashville, TN Property was sold in 1995.

                 The General Partner has the right to sell the Properties, or portions thereof, without the consent of the Limited Partners. However, the Limited Partners must consent to the sale of all, or substantially all, of the Partnership's Properties if the net proceeds of the sale will not be sufficient to return the Limited Partners' Adjusted Capital Contribution plus the 10% Non-Compounded Cumulative Annual Return. The General Partner believes that the Partnership's cash reserves will be sufficient to last for an additional four years, assuming no significant increases in expenses and no funding for the construction of sewer to the Fulton County Property. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell the Properties on unfavorable terms.

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

                 The Fulton County, Georgia property consists of 211 acres of multi-zoned undeveloped land located at the northeast and southeast quadrants of the intersection of State Route 92 (Campbellton-Fairburn Road) and the South Fulton Parkway. The Property has approximately 6,000 feet of frontage along State 92 on its east side, 1,955 feet of frontage on Red Mill Road and 3,345 feet of frontage on Thompson Road. Both Red Mill and Thompson Roads are paved and intersect with State Route 92 south and north, respectively, of the South Fulton Parkway. The portion of the South Fulton Parkway which intersects the Property provides the site with direct access to both 1-85 and 1-285, major north-south arteries. The Property is currently the only non-residentially zoned land in the immediate surrounding area. Approximately 108 acres are located at the northeast quadrant of the State Route 92 and South Fulton Parkway intersection, of which 22 acres are zoned C-1 Commercial, 52 are zoned M-lA Industrial Park, and 34 acres are zoned a Multi-Family Apartment. Approximately 103 acres are located at the southeast quadrant of State Route 92 and South Fulton Parkway intersection of which 38 acres are zoned C-1 Commercial, 47 are zoned M-lA Industrial Park, and 18 acres are zoned 0-1 Office Institutional.

                 All utilities are available to the Property except sewer facilities. The Partnership may bring a sewer trunk line to the property from an existing line north of the Property. It is estimated that the cost to bring the trunk line on-site will be approximately $200,000. Funds have been set aside by the Partnership for this purpose. The Partnership has no other plans for the development of this Property. The General Partner will have the sole discretion to decide whether the Partnership should develop the property to facilitate sales.

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

                 In late March, 1997, the Partnership executed an agreement to sell all 234 acres for $10,000 an acre. During the due diligence period, the prospective purchaser notified Southeast Acquisitions III, L.P. that it had encountered difficulty obtaining approval for a railroad spur line and would not be able to proceed with the transaction.

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

                 During February, 1997, the Partnership executed an agreement to sell approximately 6.5 acres for $31,000 an acre. The Partnership closed on this sale in May, 1997. The actual acreage conveyed was 7.14 acres.


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

ITEM 6.          SELECTED FINANCIAL DATA

                          For the Year     For the Year   For the Year      For the Year    For the Year
                             Ended            Ended           Ended             Ended           Ended
                          December 31      December 31     December 31       December 31     December 31
                              1996             1995           1994              1993            1992
                              ----             ----           ----              ----            ----
Operating
   Revenues                  $131,091        $438,539         $ 44,179         $ 17,681         $ 24,010

Net Income (Loss)         $(4,306,098)*      $362,771        $ (50,782)        $(86,429)        $(55,919)

Net Income (Loss)
   per Unit of
   Limited
   Interest                  $(347.27)       $  29.26        $   (4.10)         $ (6.97)         $ (4.51)

                           December 31      December 31    December  31       December 31     December 31
                               1996             1995           1994              1993            1992
                               ----             ----           ----              ----            ----
Total Assets                $4,876,351*     $ 9,180,938     $10,377,257       $10,430,156     $10,537,531

 Long Term
   Obligations              None            None            None              None            None

 Cash Distributions
   Declared per Unit
   of Limited
   Partnership
   Interest                 None              $125          None              None            None

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

                 The Partnership's activities for fiscal year 1996 were primarily focused on attempting to sell certain of the Properties. During 1996, the Partnership sold 11 acres of the Henry County, Georgia property for a gain of $103,294. Revenues for 1996 consisted of timber revenues of $14,199, interest income of $12,373 and partnership transfer fees of $1,225. Expenses for 1996 consisted of general and administrative costs of $27,136, management fees of $24,886, real estate taxes of $35,773 and insurance costs of $508.
The increase in the general and administrative costs during 1996 is primarily a result of the cost of the appraisals commissioned on the Properties. The costs of the appraisals is as follows: Henry County, GA ($6,000); Fulton County, GA ($6,000); Columbia, SC ($2,500); and, Fort Myers, FL ($1,500).

                 Appraisals were commissioned on each of the Partnership's Properties in 1996 as the last appraisals were four years old. These appraisals estimated the aggregate fair value of the Properties to be $5,185,000. The 1992 appraisals judged the aggregate value for these Properties to be $19,700,500. Ninety-five percent (95%) of the $14,515,500 difference between the aggregate valuations can be attributed to the Fulton County, GA and Henry County, GA properties, which appraised at $1,350,000 and $1,700,000 respectively in 1996 and $12,335,000 and $4,537,500 respectively in
1992. The difference in the appraised values for the Columbia, SC and Fort Myers, FL properties, which were valued at $740,000 and $1,395,000 respectively and $808,000 and $2,020,000 respectively in 1992, were not as significant as those for the Fulton County, GA and Henry County, GA properties. The aggregate carrying value of the Properties at 12/31/92 was $9,835,040 (which included the $927,309 carrying value of the Nashville, TN Property sold by the Partnership in 1995). Given the excess of value between the 1992 appraisals and the carrying value of the Properties and management's strategy of holding the Fulton County, GA, Columbia, SC and Fort Myers, FL properties for investment awaiting an improvement in market conditions and the number of potential sales of the Henry County, GA property in the intervening period, management had no reason to believe that the market value of any of the Properties had declined below the carrying value.

                 The different assumptions of the 1996 and 1992 appraisers of the Fulton County, GA property resulted in substantially different estimates of value. The 1996 appraiser's opinion was that property's highest and best use was as residential single family land and valued the properties using comparable sales of property. The 1992 appraiser assumed that a demand for the property, as presently zoned, would materialize and utilized sales of similarly zoned land in other areas of the Atlanta metropolitan area to determine the property's value. Unfortunately, a demand for the Fulton County, GA property, as zoned, has not materialized.

                 The different assumptions of the 1996 and 1992 appraisers of the Henry County, GA property resulted in substantially different estimates of value. The 1996 appraiser's opinion was that property's highest and best use was as residential single family land and valued the property using comparable sales of property. The 1992 appraiser assumed that a demand for the Property, as industrial land, would materialize and utilized sales of industrial land in nearby established industrial parks to estimate the properties' value. At the present time, there appears to be enough available land in established Henry County, GA industrial parks to meet the demand.

                 The estimated market value of the Columbia, SC property also declined based upon a comparison of the 1996 and 1992 appraisals. The 1996 appraisal was supported by sales of comparable property in the vicinity. The construction of a road by the South Carolina Department of Transportation adjacent to the Property may have a positive effect on its value.

                 The estimated value of the Fort Myers, FL property also suffered when the 1996 and 1992 appraisals were compared. The 1996 appraisal was supported by sales and listings of comparable residential land in the immediate vicinity of the Property. There are many tracts of residential land available for sale along Winkler Road.

                 The General Partner reviewed the assumptions and conclusions of each of the 1996 appraisals and met with the appraisers, numerous local real estate professionals, the South Carolina Department of Commerce and the Henry County Development Authority to confirm the validity of the appraisals. Based on the result of these activities, the General Partner concluded that each of the 1996 appraisals were reasonable approximations of the current market value of the Properties.

                 As a result, the Partnership adjusted the carrying value of the Fort Myers, FL property from $1,931,700 to $1,255,500 to reflect its fair value, less estimated disposition expenses, in accordance with generally accepted accounting principals for land held for sale. The Partnership also adjusted the carrying value of the Columbia, SC property from $790,560 to $740,000 and the Fulton County, GA property from $4,972,126 to $1,350,000 to reflect their fair value, in accordance with generally accepted accounting principals for land held for investment. The fair value of the Henry County, GA Property exceeded its carrying value and did not warrant an adjustment.

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

                 Arthur W. Mullin, Age 51. was elected a Director of the General Partner in 1993. Mr. Mullin has also served as the President and Treasurer of the General Partner since 1993. Mr. Mullin, originally retained as a consultant to Fidelity Mutual in 1993, was appointed Senior Vice President and Director of Real Estate for Fidelity Mutual the same year and served in that capacity until 1995. Mr. Mullin resumed his consulting relationship with Fidelity Mutual in 1995. Mr. Mullin received a B.S. in Political Science and M.S. in Education from St. Joseph's University.

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

                Changes in Control

                There are no arrangements known to the Partnership that would at any subsequent date result in a change in control of the Partnership. Although it may involve a change in control, the impact of the rehabilitation of Fidelity Mutual and the rehabilitation order (described in Part I, Item 3, Legal Proceedings) on the Partnership or the General Partner cannot be determined at this time.


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

(b)      Reports on Form S-K

1.   None.


(c) Exhibits Incorporated by Reference (numbered in accordance with Item 601 of Regulation S-K


Exhibit Numbers                                    Description                                        Page Number
---------------                                    -----------                                        -----------
 3.1(a)                                        Certificate of Limited                                       *
                                                    Partnership

3.1(b) & (4)                                   Restated Limited Partnership                                 **
                                                     Agreement

9                                              not applicable

11                                             not applicable

12                                             not applicable

13                                             not applicable

16                                             not applicable

18                                             not applicable

19                                             not applicable

22                                             not applicable

23                                             not applicable

24                                             not applicable

25                                             not applicable

28                                             not applicable

29                                             not applicable


         *Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration No. 33-26759.

         **Incorporated by reference to Exhibit 3.2 filed as part of the Partnership's Registration Statement on Form S-18, Registration No. 33-26759.

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


                                          SOUTHEAST ACQUISITIONS III, L.P.
                                          a Delaware limited partnership

                                          By:  SOUTHEAST ACQUISITIONS, INC.,
                                               General Partner


Dated:   July 14, 1997                    By:   /s/ Arthur W. Mullin
                                                ------------------------
                                                Arthur W. Mullin
                                                President

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

Signature                                     Title                                      Date
---------                                     -----                                      ----
/s/ Arthur W. Mullin                          President,                                 July 14, 1997
---------------------                         Treasurer,
Arthur W. Mullin                              Director of
                                              Southeast
                                              Acquisitions, Inc.

/s/ William S. Taylor                         Vice President.,                           July 14, 1997
---------------------                         Director of
William S. Taylor                             Southeast
                                              Acquisitions, Inc.

/s/ James W. Kelican, Jr.                     Vice President,                            July 14, 1997
-------------------------                     Director of
James W. Kelican, Jr.                         Southeast
                                              Acquisitions, Inc.

                        Southeast Acquisitions III, L.P.

                              Financial Statements

                     Years ended December 31, 1996 and 1995





                                    CONTENTS



Report of Independent Auditors...............................................1

Audited Financial Statements

Balance Sheets...............................................................2
Statements of Operations.....................................................3
Statements of Partners' Equity (Deficit).....................................4
Statements of Cash Flows.....................................................5
Notes to Financial Statements................................................6

                        [ERNST & YOUNG LLP LETTERHEAD]







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


                                              /s/ ERNST & YOUNG LLP




March 7, 1997

                        Southeast Acquisitions III, L.P.

                                 Balance Sheets





                                                                              DECEMBER 31
                                                                      1996                    1995
                                                              --------------------------------------------
ASSETS
Land, net                                                         $    4,517,058        $    8,922,258
Cash and cash equivalents                                                359,293               258,680
                                                              --------------------------------------------
                                                                  $    4,876,351        $    9,180,938
                                                              ============================================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Accrued expenses                                                  $        9,105        $        7,594
Due to affiliates                                                          9,806                 9,806

Partners' equity (deficit):
    General                                                              (46,268)               (3,207)
    Limited (12,400 units authorized, issued and outstanding)          4,903,708             9,166,745
                                                              --------------------------------------------
                                                                  $    4,876,351        $    9,180,938
                                                              ============================================



See accompanying notes.

                        Southeast Acquisitions III, L.P.

                            Statements of Operations



                                                                    YEAR ENDED DECEMBER 31
                                                          1996               1995                1994
                                                   ----------------------------------------------------------
Revenue:
    Gain on sale of land                             $      103,294     $      410,858      $       24,894
    Interest and other income                                13,598             27,681              19,285
    Timber revenue                                           14,199                  -                   -
                                                   ----------------------------------------------------------
                                                            131,091            438,539              44,179
Expenses:
    General and administrative                               27,136             13,469              14,220
    Management fee                                           24,886             24,886              24,886
    Real estate taxes                                        35,773             36,835              47,952
    Insurance                                                   508                578               6,653
    Amortization                                                  -                  -               1,250
    Provision for loss on land                            4,348,886                  -                   -
                                                   ----------------------------------------------------------
                                                          4,437,189             75,768              94,961
                                                   ----------------------------------------------------------
Net (loss) income:
    Allocated to General Partner                            (43,061)             3,628                (508)
    Allocated to Limited Partners                        (4,263,037)           359,143             (50,274)
                                                   ----------------------------------------------------------
                                                     $   (4,306,098)    $      362,771      $      (50,782)
                                                   ==========================================================

Net (loss) income per limited
    partnership unit                                 $      (347.27)    $        29.26      $        (4.10)
                                                   ==========================================================



See accompanying notes.

                        Southeast Acquisitions III, L.P.

                    Statements of Partners' Equity (Deficit)



                                               GENERAL               LIMITED
                                               PARTNER              PARTNERS                TOTAL
                                        ------------------------------------------------------------------
Balance, January 1, 1994                   $     (6,327)         $    10,407,879       $    10,401,552
    Net loss                                       (508)                 (50,274)              (50,782)
                                        ------------------------------------------------------------------
Balance, December 31, 1994                       (6,835)              10,357,605            10,350,770
    Capital distribution                              -               (1,550,003)           (1,550,003)
    Net income                                    3,628                  359,143               362,771
                                        ------------------------------------------------------------------
Balance, December 31, 1995                       (3,207)               9,166,745             9,163,538
    Net loss                                    (43,061)              (4,263,037)           (4,306,098)
                                        ------------------------------------------------------------------
Balance, December 31, 1996                 $    (46,268)         $     4,903,708       $     4,857,440
                                        ==================================================================



See accompanying notes.
                                                                              4

                        Southeast Acquisitions III, L.P.

                            Statements of Cash Flows



                                                                          YEAR ENDED DECEMBER 31
                                                               1996                1995               1994
                                                        -----------------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                          $   (4,306,098)     $      362,771     $    (50,782)
Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
       Amortization                                                     -                   -            1,250
       Gain on sale of land                                      (103,294)           (410,858)         (24,894)
       Provision for loss on land                               4,348,886                   -                -
       Proceeds from sale of land parcels                         159,608           1,306,199           42,335
       Changes in operating assets and
          liabilities:
              Due from general partner                                  -               3,584            3,585
              Accrued expenses                                      1,511              (9,087)          (2,117)
                                                        -----------------------------------------------------------
Net cash provided by (used in) operating
    activities                                                    100,613           1,252,609          (30,623)

FINANCING ACTIVITIES
Distribution to limited partners                                        -          (1,550,003)               -
                                                        -----------------------------------------------------------
Net cash used in financing activities                                   -          (1,550,003)               -
                                                        -----------------------------------------------------------
Net increase (decrease) in cash and cash
    equivalents
                                                                  100,613            (297,394)         (30,623)

Cash and cash equivalents, beginning of year                      258,680             556,074          586,697
                                                        -----------------------------------------------------------
Cash and cash equivalents, end of year                     $      359,293      $      258,680     $    556,074
                                                        ===========================================================



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

Appraisals were commissioned on each of the Partnership's Properties in 1996 as the last appraisals were four years old. These appraisals estimated the aggregate fair value of the Properties to be $5,185,000. The 1992 appraisals judged the aggregate value for these Properties to be $19,700,500. Ninety-five percent (95%) of the $14,515,500 difference between the aggregate valuations can be attributed to the Fulton County, GA and Henry County, GA properties, which appraised at $1,350,000 and $1,700,000 respectively in 1996 and $12,335,000 and
$4,537,500 respectively in 1992. The difference in the appraised values for the Columbia, SC and Fort Myers, FL properties, which were valued at $740,000 and $1,395,000 respectively and $808,000 and $2,020,000 respectively in 1992, were not as significant as those for the Fulton County, GA and Henry County, GA properties. The aggregate carrying value of the properties at December 31, 1992 was $9,835,040 (which included the $927,309 carrying value of the Nashville, TN Property sold by the Partnership in 1995). Given the excess of value between the 1992 appraisals and the carrying value of the Properties and management's strategy of holding the Fulton County, GA, Columbia, SC and Fort Myers, FL properties for investment awaiting an improvement in market conditions and the number of potential sales of the Henry County, GA, property in the intervening period, management had no reason to believe that the market value of any of the Properties had declined below the carrying value.

The General Partner reviewed the assumptions and conclusions of each of the 1996 appraisals and met with the appraisers, numerous local real estate professionals, the South Carolina Department of Commerce and the Henry County Development Authority to confirm the validity of the appraisals. Based on the result of these activities, the General Partner concluded that each of the 1996 appraisals were reasonable approximations of the current market value of the Properties.

As a result, the Partnership adjusted the carrying value of the Fort Myers, FL Property from $1,931,700 to $1,255,500 to reflect its fair value, less estimated disposition expenses, in accordance with generally accepted accounting principles for land held for sale. The Partnership also adjusted the carrying value of the Columbia, SC property from $790,560 to $740,000 and the Fulton County, GA property from $4,972,126 to $1,350,000 to reflect their fair value, in accordance with generally accepted accounting principles for land held for investment. The fair value of the Henry County, GA Property exceeded its carrying value and did not warrant an adjustment.

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

During 1995, the Partnership made distributions to the limited partners in the amount of $125 per unit, or $1,550,000. The distribution represented a payment of earnings in the amount of $28.95 per unit, or $359,000 and a return of basis in the amount of $96.05 per unit, or $1,191,000. These are the cumulative distributions through December 31, 1996.

5.    TIMBER REVENUE

During 1996, the Partnership entered into an agreement to sell timber. As provided by the agreement, the Partnership received proceeds from the sale of timber on the land totaling $14,199.