Form 10-Q
period 1997-06-30
SOUTHEAST ACQUISITIONS III L P
filed 1997-08-13
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1997.


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______.



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

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes /x/    No / /

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at June 30, 1997 are attached hereto as Exhibit A.

         In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Partnership's financial position as of June 30, 1997, and the results of its operations and cash flows for the six months ended June 30, 1997.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a "Property," collectively the "Properties"): 211 acres of undeveloped land in Fulton County Georgia; 265 acres of undeveloped land in Henry County, Georgia; 24 acres of undeveloped land near Nashville, Tennessee; 48 acres of undeveloped land near Fort Myers, Florida; and 51 acres of undeveloped land near Columbia, South Carolina. There can be no assurance that the Partnership's objectives will be realized.

         Results of Operations

         The Partnership had no operations from the date of its formation on November 4, 1988 until June 1, 1989 when it acquired the first property and sold 6,215 Units of limited partnership interest. During 1989, the Partnership acquired four additional Properties and sold 6,185 additional units of limited partnership interest.

         The Partnership's activities for the second quarter of 1997 were primarily focused on attempting to sell certain of the Properties. During the second quarter of 1997, the Partnership sold 7.16 acres of the Columbia, South Carolina property for a gain of $91,709. Revenues for the second quarter of 1997 consisted of interest income of $5,421 and partnership transfer fees of $175. Expenses for the second quarter of 1997 consisted of general and administrative costs of $2,602, management fees of $6,221, real estate taxes of $8,822 and insurance costs of $127.

         The Partnership's activities for the second quarter of 1996 were primarily focused on attempting to sell certain of the Properties. Revenues for the second quarter of 1996 consisted of interest income of $3,337, timber sales of $14,199 and partnership transfer fees of $150. Expenses for the second quarter of 1996 consisted of general and administrative costs of $2,948, management fees of $6,221, real estate taxes of $8,910 and insurance costs of $127.

         The Partnership's activities for the second quarter of 1995 were primarily focused on attempting to sell certain of the Properties. Revenues for the second quarter of 1995 consisted of interest income of $6,970 and partnership transfer fees of $200. Expenses for the second quarter of 1995 consisted of general and administrative costs of $3,173, management fees of $6,221, real estate taxes of $11,873 and insurance of $151.

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

         The Partnership's activities for the first quarter of 1996 were primarily focused on attempting to sell certain of the Properties. During the first quarter of 1996, the Partnership sold 5 acres of the Henry County, Georgia property for a gain of $33,572. Revenues for the first quarter of 1996 consisted of interest income of $2,973 and partnership transfer fees of $175. Expenses for the first quarter of 1996 consisted of general and administrative costs of $2,153, management fees of $6,222, real estate taxes of $9,931 and insurance costs of $127.

         The Partnership's activities for the first quarter of 1995 were primarily focused on attempting to sell certain of the Properties. Revenues for the first quarter of 1995 consisted of interest income of $6,500 and partnership transfer fees of $200. Expenses for the first quarter of 1995 consisted of general and administrative costs of $5,667, management fees of $6,222, real estate taxes of $11,873 and insurance of $150.

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

                  Liquidity and Capital Resources

         At June 30, 1997, the Partnership had available cash in the amount of $544,967. A cash reserve in the amount of $175,000 will be set aside and used to cover the following estimated annual costs: $16,194 annual administration fee to the General Partner (1997) only, $10,000 per year for auditing, accounting, tax, legal and other administrative services, $525 per year for insurance and $36,000 per year for real estate taxes. The additional funds currently on hand will most likely be distributed after additional sales occur. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if unforeseen expenses are incurred or if the Partnership goes forward with the construction to bring sewer to the Fulton County Property then the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

         During 1996, appraisals were performed on the Partnership's properties causing the Partnership to write-down the Columbia, South Carolina property by $50,560, the Fulton County, Georgia property by $3,622,126 and the Fort Myers, Florida property by $676,200.

         The General Partner has reviewed the assumptions and conclusions of the appraisals, had discussions with real estate professionals and developers, and believes that the appraisals are a reasonable approximation of the current value of the properties.


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

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the second quarter of 1997.

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

         No matters were submitted to the Partners for a vote during the second quarter of 1997.

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


Signature                              Title                         Date



/s/ Arthur W. Mullin                   President,                    8/11/1997
-----------------------------          Treasurer,
Arthur W. Mullin                       Director of
                                       Southeast
                                       Acquisitions,
                                       Inc.



/s/ James W. Kelican, Jr.              Vice President,               8/11/1997
-----------------------------          Director of
James W. Kelican, Jr.                  Southeast
                                       Acquisitions,
                                       Inc.

EXHIBIT  A              SOUTHEAST ACQUISITIONS III, L.P.

                                 BALANCE SHEETS



                                                          June 30,          December 31,
                                                            1997                1996
                                                        (Unaudited)
                                                        ----------          -----------
 ASSETS

Land held for sale, net                                 $1,255,500           $1,255,500

Land held for investment                                 3,154,324            3,261,558

Cash and cash equivalents                                  544,967              359,293

Prepaid insurance                                              127                    -
                                                        ----------           ----------
                                                        $4,954,918           $4,876,351
                                                        ==========           ==========



LIABILITIES AND PARTNERS' EQUITY

Accrued expenses                                        $   27,800           $    9,105

Due to affiliates                                            3,584                9,806

Partners' Equity                                         4,923,534            4,857,440
                                                        ----------           ----------
                                                        $4,954,918           $4,876,351
                                                        ==========           ==========

                        SOUTHEAST ACQUISITIONS III, L.P.

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (UNAUDITED)


                                               Three Months       Three Months      Six Months        Six Months
                                                  Ended             Ended             Ended             Ended
                                                 June 30,          June 30,          June 30,          June 30,
                                                  1997               1996              1997              1996
                                                  ----               ----              ----              ----
REVENUES:
   Interest income                             $    5,421         $    3,227        $    9,034        $    6,200
   Gain on sale of land                            91,709                  -            91,709            33,572
   Timber revenue                                       -             14,199                 -            14,199
   Other income                                       175                150               325               325
                                               ----------         ----------        ----------        ----------
                                                   97,305             17,576           101,068            54,296
                                               ----------         ----------        ----------        ----------

EXPENSES:
   General and administrative                       2,602              2,948             4,542             5,101
   Management fee                                   6,221              6,221            12,443            12,443
   Real estate taxes                                8,822              8,910            17,735            17,941
   Insurance                                          127                127               254               254
                                               ----------         ----------        ----------        ----------
                                                   17,772             18,206            34,974            35,739
                                               ----------         ----------        ----------        ----------

NET INCOME (LOSS)                              $   79,533         $     (630)       $   66,094            18,557

Partners' equity,
   Beginning of period                          4,844,001          9,182,725         4,857,440         9,163,538
                                               ----------         ----------        ----------        ----------
Partners' equity,
   End of period                               $4,923,534         $9,182,095        $4,923,534        $9,182,095
                                               ==========         ==========        ==========        ==========
Weighted Average Number
   of Limited Partnership
   Units Outstanding                               12,400             12,400            12,400            12,400
                                               ==========         ==========        ==========        ==========
Income (Loss) from Operations
   per Limited Partnership
   Interest                                    $     6.34         $    (.05)        $     5.27        $     1.48
                                               ==========         ==========        ==========        ==========

                        SOUTHEAST ACQUISITIONS III, L.P.

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (UNAUDITED)



                                                     FOR THE SIX MONTHS
                                                        ENDED JUNE 30
                                          --------------------------------------------
                                             1997             1996            1995
                                             ----             ----            ----
REVENUES:
   Interest income                        $    9,034       $    6,200      $    13,470
   Gain on sale of land                       91,709           33,572                -
   Timber revenue                                  -           14,199                -
   Other income                                  325              325              400
                                          ----------       ----------      -----------
                                             101,068           54,296           13,870
                                          ----------       ----------      -----------

EXPENSES:
   General and administrative                  4,542            5,101            8,840
   Management fee                             12,443           12,443           12,443
   Real estate taxes                          17,735           17,941           23,746
   Insurance                                     254              254              301
                                          ----------       ----------      -----------
                                              34,974           35,739           45,330
                                          ----------       ----------      -----------

NET INCOME (LOSS)                         $   66,094       $   18,557      $   (31,460)

Partners' equity,
   Beginning of period                     4,857,440        9,163,538       10,350,770

Partners' equity,
   End of period                          $4,923,534       $9,182,095      $10,319,310
                                          ==========       ==========      ===========
Weighted Average Number
   of Limited Partnership
   Units Outstanding                          12,400           12,400           12,400
                                          ==========       ==========      ===========
Income (Loss) from Operations
   per Limited Partnership
   Interest                               $     5.27       $     1.48      $    (2.51)
                                          ==========       ==========      ===========

                        SOUTHEAST ACQUISITIONS III, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                           FOR THE SIX MONTHS
                                                                                              ENDED JUNE 30
                                                                                   -----------------------------------
                                                                                    1997           1996         1995
                                                                                    ----           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Proceeds from sale of land                                                      $198,943      $ 60,683     $      -
   Interest income received                                                           9,034         6,200       13,470
   Other income received                                                                325           325          400
   Timber revenue received                                                                -        14,199            -
   Cash paid for operating expenses                                                 (22,628)      (22,805)     (28,982)
                                                                                   --------      --------     --------
         Net cash flows (used in)
            operating activities                                                    185,674        58,602      (15,112)

Cash, beginning of period                                                           359,293       258,680      556,074
                                                                                   --------      --------     --------
Cash, end of period                                                                $544,967      $317,282     $540,962
                                                                                   ========      ========     ========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                               $ 66,094      $ 18,557     $(31,460)
   Adjustments to reconcile net income (loss)
      to net cash provided by
      operating activities:

         Decrease in due from General Partner                                             -             -        3,584
         Increase in accrued expenses                                                18,695        20,147       19,136
         Decrease in due to affiliates                                               (6,222)       (6,222)      (6,222)
         Decrease in assets                                                         107,234        26,247            -
         Increase in prepaid expenses                                                  (127)         (127)        (150)
                                                                                   --------      --------     --------
         Net cash provided by (used in)
            operating activities                                                   $185,674      $ 58,602     $(15,112)
                                                                                   ========      ========     ========