Form 10-K405/A
period 1996-12-31
SOUTHEAST ACQUISITIONS III L P
filed 1997-08-28
CIK 846014

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


                                              /s/ ERNST & YOUNG LLP




Philadelphia, Pennsylvania
March 7, 1997

                        Southeast Acquisitions III, L.P.

                                 Balance Sheets






                                                                              DECEMBER 31
                                                                      1996                    1995
                                                              --------------------------------------------
ASSETS
Land held for sale, net                                           $    1,255,500        $
Land held for Investment, net                                          3,291,558             8,922,258
Cash and cash equivalents                                                359,293               258,680
                                                              --------------------------------------------
                                                                  $    4,876,351        $    9,180,938
                                                              ============================================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Accrued expenses                                                  $        9,105        $        7,594
Due to affiliates                                                          9,806                 9,806

Partners' equity (deficit):
    General                                                              (46,268)               (3,207)
    Limited (12,400 units authorized, issued and outstanding)          4,903,708             9,166,745
                                                              --------------------------------------------
                                                                  $    4,876,351        $    9,180,938
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

LAND


Effective January 1, 1996, the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with FASB Statement No. 121, land is evaluated for impairment on an individual property basis. Land held for investment is carried at the lower of cost or fair value. Land held for sale is carried at lower of cost or fair value less estimated cost to sell.

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