Form 10-Q
period 1997-09-30
SOUTHEAST ACQUISITIONS III L P
filed 1997-11-14
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1997.
                                                             -------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO________.



Commission File number:  0-18454 (formerly 33-26759)
                         ---------------------------

                        SOUTHEAST ACQUISITIONS III, L.P.
                        --------------------------------
                           (Exact name of registrant)

Delaware                                             23-2532708
--------                                             ----------

(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

250 King of Prussia Road, Radnor, PA  19087
-------------------------------------------
(Address of Principal Executive Offices)

Issuer's Telephone Number:  (610 964-7234)
                            --------------

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---   ---

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at September 30, 1997 are attached hereto as Exhibit A.

         In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Partnership's financial position as of September 30, 1997, and the results of its operations and cash flows for the nine months ended September 30, 1997.

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

         The Partnership's activities for the third quarter of 1997 were primarily focused on attempting to sell certain of the properties. Revenues for the third quarter of 1997 consisted of interest income of $7,225 and partnership transfer fees of $500. Expenses for the third quarter of 1997 consisted of general and administrative costs of $41,925, management fees of $3,751, real estate taxes of $7,895 and insurance costs of $126. General and administrative costs include a $40,000 accrual for legal and printing costs related to the proxy statement discussed in Part II, Item 4 and 5.

         The Partnership's activities for the third quarter of 1996 were primarily focused on attempting to sell the properties. Revenues for the third quarter of 1996 consisted of interest income of $3,196 and partnership transfer fees of $425. Expenses for the third quarter of 1996 consisted of general and administrative costs of $9,725, management fees of $6,222, real estate taxes of $8,892 and insurance costs of $127.

         The Partnership activities for the third quarter of 1995 were primarily focused on attempting to sell the Properties. During the third quarter of 1995, the Partnership sold all 24 acres of the Nashville, Tennessee property for a net profit of $410,858. Revenues for the third quarter of 1995 consisted of interest income of $9,938 and partnership transfer fees of $300. Expenses for the third quarter of 1995 consisted of general and administrative costs of $2,952, management fees of $6,222, real estate taxes of $4,301 and insurance costs of $150.

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

         Inflation did not have any material impact on operations during 1997 and it is not expected to materially impact future operations.

         The new General Partner has the right to sell the Properties without the consent of the Limited Partners unless the sale involves more than 60 % of the acreage held as of September 22, 1997 in a single transaction and the consideration is less than the Acquisition Cost of the assets sold. (See Part II, Items 4 and 5).

         The new General Partner has no plans to develop the Properties, except for activities including rezoning, land planning, market surveys and other activities necessary to prepare the Properties for sale. There can be no assurance that necessary funds would be available should it be desirable for the Partnership to improve the Properties to facilitate their sale.

                  Liquidity and Capital Resources

         At September 30, 1997, the Partnership had available cash in the amount of $566,471. A cash reserve in the amount of $175,000 has been set aside and used to cover the following estimated annual costs: $16,194 annual administration fee to the General Partner (1997) only, $10,000 per year for auditing, accounting, tax, legal and other administrative services, $525 per year for insurance and $36,000 per year for real estate taxes. At September 30, 1997, the Partnership accrued an additional $40,000 (1997 only) expense for legal and printing fees related to the proxy discussed in Part II, Item 4 and 5. The new General Partner is currently reserving $200,000 to bring sewer to the Fulton County, Georgia site if additional funding from third parties can be found. The additional funds currently on hand will most likely be distributed after additional sales occur. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if unforeseen expenses are incurred or if the Partnership goes forward with the construction to bring sewer to the Fulton County Property at a cost greater than the funds already set aside therefor, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         The Partnership is not a direct party to, nor is the Partnership's property directly the subject of, any material legal proceeding. However, on November 6, 1992, the Commonwealth Court of Pennsylvania issued an order placing The Fidelity Mutual Life Insurance Company ("Fidelity Mutual"), the indirect parent of Southeast Acquisitions, Inc., the old General Partner of the Partnership, into rehabilitation under the control and authority of the Pennsylvania Insurance Commissioner pursuant to the provisions of the Pennsylvania Insurance Department Act, 40 P.S. Section 221.1 et seq. The Partnership is not a direct party to the order, but ownership of the stock of (and consequently control of) the General Partner is vested in the Insurance Commissioner pursuant to the Order. Effective November 5, 1997, the old General Partner was replaced by the new General Partner (see Part II, Items 4 and 5). The new General Partner is not a party to or otherwise involved in the old General Partner's rehabilitation proceedings.

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the third quarter of 1997.

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

Item 4 - Submission of Matters to a Vote of Security Holders

         Matters were submitted to the Partners for a vote during the third quarter of 1997.

                  On September 22, 1997, the old General Partner mailed to the Limited Partners of the Partnership the following:

                  1) a letter soliciting their votes on two sets of alternative amendments;
                  2) a notice of Special Meeting of the Limited Partners on
                     November 5, 1997;
                  3) a Proxy Statement detailing the two sets of alternative amendments to be voted on at the Special Meeting; and

                  4) a Proxy Card

                  The first alternative amendments proposed the following modifications to the Partnership Agreement:

                  1) extend the Partnership until December 31, 2001
                  2) substitute a new general partner
                  3) authorize new fees, commissions and rights to sell
                     Partnership properties for the new general partner
                  4) give the new general partner the exclusive right to sell
                     Partnership properties
                  5) modify the Limited Partners' rights to consent to certain sales of Partnership properties

                  The second alternative amendments proposed the following modifications to the Partnership Agreement:

                  1) extend the Partnership until December 31, 2001
                  2) retain the General Partner
                  3) authorize new fees, commissions and rights to sell
                     Partnership properties for the General Partner
                  4) give the General Partner the exclusive right to sell
                     partnership properties
                  4) eliminate the Limited Partners' rights to consent to
                     certain sales of Partnership properties

Item 5 - Other Information

                  At the Special Meeting on November 5, 1997, the first set of alternative amendments received the requisite vote to be adopted and as a result of their adoption the following modifications to the Partnership Agreement were effective as of November 5, 1997:

                  - The termination date for the Partnership was extended until
                    December 31, 2001;
                  - Southern Management Group, LLC, a Tennessee Limited
                    Liability Company was substituted for Southeast Acquisitions, Inc. as the General Partner. Southern Management Group, LLC is located in Nashville, Tennessee at the following address:
                           Southern Management Group, LLC
                           c/o Southeast Venture Corporation, Inc.
                           301 South Perimeter Park Drive
                           Suite 115
                           Nashville, TN 37211
                  - SMG can act as broker for the Partnership and earn
                    commissions on sales of the Properties up to a maximum of 10% which is the maximum commission which can be paid in total on any sale;
                  - SMG is to be paid management fees of $26,500 per year;

                  - SMG has now been given the exclusive right to sell the
                    properties; and SMG can only sell 60% or more of the acreage held by the Partnership as of September 22, 1997 in a single transaction if it receives consideration equal to or greater than the Acquisition Cost of the assets sold. Otherwise it must obtain the consent of the majority in interest of the Limited Partners.

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers                     Description                        Page Number
---------------                     -----------                        -----------
3.1(a)                              Certificate of Limited             *
                                    Partnership

3.1(b) & (4)                        Restated Limited Partnership       **
                                    Agreement

9                                   not applicable

11                                  not applicable

12                                  not applicable

13                                  not applicable

16                                  not applicable

18                                  not applicable

19                                  not applicable

22                                  not applicable

23                                  not applicable

24                                  not applicable

25                                  not applicable

27                                  Financial Data Schedule

28                                  not applicable

29                                  not applicable

-------------------------------------------------------

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


Signature                             Title                       Date
---------                             -----                       ----


/s/ RICHARD W. SORENSON               Member of
-----------------------               Southern                    11/11  1997
Richard W. Sorenson                   Management                  -------
                                      Group, LLC

EXHIBIT A
                       SOUTHEAST ACQUISITIONS III, L.P.

                                 BALANCE SHEETS



                                     ASSETS


                                            September 30,
                                                1997         December 31,
                                            (Unaudited)          1996
                                            ------------     ------------
Land held for sale, net                    $  1,255,500     $  1,255,500

Land held for investment                      3,154,324        3,261,558

Cash and cash equivalents                       566,471          359,293
                                            ------------     ------------
                                           $  4,976,295     $  4,876,351
                                            ============     ============


                        LIABILITIES AND PARTNERS' EQUITY

Accrued expenses                           $     75,149     $      9,105

Accounts payable                                 20,000                -

Due to affiliates                                 3,584            9,806

Partners' Equity                              4,877,562        4,857,440
                                            ------------     ------------
                                           $  4,976,295     $  4,876,351
                                            ============     ============

                        SOUTHEAST ACQUISITIONS III, L.P.

                 STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                  (UNAUDITED)

                                    Three Months      Three Months       Nine Months     Nine Months
                                        Ended             Ended             Ended           Ended
                                    September 30,     September 30,     September 30,   September 30,
                                        1997              1996              1997            1996
                                    -------------     -------------     -------------   -------------
REVENUES:
   Interest income                 $       7,225     $       3,196     $      16,259   $       9,396
   Gain on sale of land                        -                 -            91,709          33,572
   Timber revenue                              -                 -                 -          14,199
   Other income                              500               425               825             750
                                    -------------     -------------     -------------   -------------
                                           7,725             3,621           108,793          57,917
                                    -------------     -------------     -------------   -------------

EXPENSES:
   General and administrative             41,925             9,725            46,467          14,826
   Management fee                          3,751             6,222            16,194          18,665
   Real estate taxes                       7,895             8,892            25,630          26,833
   Insurance                                 126               127               380             381
                                    -------------     -------------     -------------   -------------
                                          53,697            24,966            88,671          60,705
                                    -------------     -------------     -------------   -------------

NET INCOME (LOSS)                  $     (45,972)    $     (21,345)    $      20,122          (2,788)

Partners' equity,
   Beginning of period                 4,923,534         9,182,095         4,857,440       9,163,538
                                    -------------     -------------     -------------   -------------
Partners' equity,
   End of period                   $   4,877,562     $   9,160,750     $   4,877,562   $   9,160,750
                                    =============     =============     =============   =============
Weighted Average Number
   of Limited Partnership
   Units Outstanding                      12,400            12,400            12,400          12,400
                                    =============     =============     =============   =============
Income (Loss) from Operations
   per Limited Partnership
   Interest                        $       (3.67)    $       (1.70)    $        1.60   $        (.22)
                                    =============     =============     =============   =============

                        SOUTHEAST ACQUISITIONS III, L.P.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                        NINE MONTHS
                                                      ENDED SEPTEMBER 30
                                     ----------------------------------------------
                                         1997             1996             1995
                                         ----             ----             ----
REVENUES:
   Interest income                  $     16,259     $      9,396     $     23,408
   Gain on sale of land                   91,709           33,572          410,858
   Timber revenue                              -           14,199                -
   Other income                              825              750              700
                                     ------------     ------------     ------------
                                         108,793           57,917          434,966
                                     ------------     ------------     ------------

EXPENSES:
   General and administrative             46,467           14,826            8,292
   Management fee                         16,194           18,665           18,665
   Real estate taxes                      25,630           26,833           28,047
   Insurance                                 380              381              451
                                     ------------     ------------     ------------
                                          88,671           60,705           55,455
                                     ------------     ------------     ------------

NET INCOME (LOSS)                   $     20,122     $     (2,788)    $    379,511
                                     ============     ============     ============

                        SOUTHEAST ACQUISITIONS III, L.P.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                       FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30
                                                      --------------------------------------------
                                                          1997             1996           1995
                                                          ----             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Proceeds from sale of land                        $    198,943     $     60,683   $  1,338,166
   Interest income received                                16,259            9,396         23,408
   Other income received                                      825              750            700
   Timber revenue received                                      -           14,199              -
   Deposit on land sale                                    20,000                -              -
   Cash paid for operating expenses                       (28,849)         (36,901)       (45,647)
                                                      ------------     ------------   ------------
         Net cash flows (used) in
            operating activities                          207,178           48,127      1,316,627

   Distribution to Limited Partners                             -                -     (1,550,003)
                                                      ------------     ------------   ------------
Increase (Decrease) in cash                               207,178           48,127       (233,376)

Cash, beginning of period                                 359,293          258,680        556,074
                                                      ------------     ------------   ------------
Cash, end of period                                  $    566,471     $    306,807   $    322,698
                                                      ============     ============   ============

RECONCILIATION OF NET INCOME(LOSS) TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                 $     20,122     $     (2,788)  $    379,511
   Adjustments to reconcile net income(loss)
      to net cash provided by
      operating activities:

         Decrease in due from General Partner                   -                -          3,584
         Increase in accounts payable                      20,000                -              -
         Increase in accrued expenses                      66,044           30,889         21,568
         Decrease in due to affiliates                     (6,222)          (6,222)        (6,222)
         Decrease in assets                               107,234           26,248        918,186
         Distribution to Limited Partners                       -                -     (1,550,003)
                                                      ------------     ------------   ------------
         Net cash provided by (used in)
            operating activities                     $    207,178     $     48,127   $   (233,376)
                                                      ============     ============   ============