Form 10-K405
period 1997-12-31
SOUTHEAST ACQUISITIONS III L P
filed 1998-04-15
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
  X          ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
-----        EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

----- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               COMMISSION FILE NUMBER: 0-18454 (FORMERLY 33-26759)

                -------------------------------------------------

                        SOUTHEAST ACQUISITIONS III, L.P.

                ------------------------------------------------

                         (Name of issuer in its charter)

             Delaware                                               23-2532708
    (State of incorporation)  (IRS Employer Identification organization Number))


                         301 South Perimeter Park Drive
                           Nashville, Tennessee 37211
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

           Issuer's telephone no., including area code: (615) 833-8716
    ------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act.

                           Name of each exchange: None
             Title of each Class on which registered: Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                   Limited Partnership Units $1,000 Per Unit

    ------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past (90) days. Yes X    No
                                                               ---     ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes X    No
              ---     ---

                                TABLE OF CONTENTS


PART I

ITEM 1.           BUSINESS......................................................................1
                  Background....................................................................1
                  Material Recent Developments..................................................2
                  Employees.....................................................................2
                  Competition...................................................................2
                  Trademarks and Patents........................................................2

ITEM 2.           PROPERTIES....................................................................2

ITEM 3.           LEGAL PROCEEDINGS.............................................................5

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................5

PART II

ITEM 5.           MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST
                  AND RELATED SECURITY HOLDER MATTERS...........................................6

ITEM 6.           SELECTED FINANCIAL DATA.......................................................6

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.....................................................6
                  Background....................................................................6
                  Results of Operations.........................................................7
                  1997 Compared to 1996.........................................................7
                  1996 Compared to 1995.........................................................8
                  Liquidity and Capital Resources...............................................8
                  Year 2000 Compliance..........................................................8

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................8

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE......................................................9

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP...........................9

ITEM 11.          EXECUTIVE COMPENSATION.......................................................10

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT...................................................................10
                  Security Ownership of Management.............................................10
                  Changes in Control...........................................................11

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................11


PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............11
                  (a)     Index to Financial Statements........................................11
                  (b)     Reports on Form 8-K..................................................11
                  (c)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)....12

SIGNATURES

                                     PART I

ITEM 1.           BUSINESS

                  Background

                  Southeast Acquisitions III, L.P. (the "Partnership") was formed on November 4, 1988, as a Delaware limited partnership. The Partnership's public offering of 12,400 units of limited partnership interest ("Units") commenced on May 2, 1989 and terminated on August 29, 1989 when all 12,400 Units were sold. The Partnership has since been scheduled to terminate on December 31, 2001.

                  The Partnership purchased the following five parcels of unimproved land in 1989: 208 acres in Fulton County, Georgia; 265 acres in Henry County Georgia; 24 acres in Nashville, Tennessee; 47 acres in Fort Myers, Florida; and 51 acres in Columbia, South Carolina. The Partnership's primary business objective is to realize appreciation in the value of the five parcels of unimproved land (each a "Property", collectively the "Properties"), by holding the Properties for investment and eventual sale, although there is no assurance that this will be attained.

                  Since acquisition, the Partnership has sold various parcels of the Property. At December 31, 1997, the Partnership's Property consisted of approximately 208 acres in Fulton County, Georgia, approximately 234 acres in Henry County, Georgia, approximately 47 acres in Fort Myers, Florida and approximately 42 acres in Columbia, South Carolina.

                  There were no sales of the Fulton County, Georgia Property during 1997.

                  At December 31, 1997 there were two separate sales contracts in place to sell 66 acres and 13 acres of the Henry County, Georgia Property at prices considerably in excess of the last appraisal of that Property. After December 31, 1997 the contract for 66 acres closed at a price $8,550 per acre, less commissions and expenses, and the contract for 13 acres closed at a price of $12,000 per acre, less commissions and expenses.

                  The 24 acre Nashville, Tennessee Property was sold in 1995.

                  The 47 acres of residential land owned in Fort Myers, Florida remains unsold. The General Partner has begun an active marketing program for this land in 1998.

                  Approximately 42 acres of the Columbia, South Carolina Property remains unsold. This Property is currently being marketed through a Columbia, South Carolina real estate broker. Prospects for sale seem improved by adjacent road changes and improvements being done by the South Carolina Department of Transportation.

                  The timing and manner of sale will be determined by Southern Management Group, LLC, the General Partner of the Partnership. The General Partner generally has the right to sell Property, or portions thereof, without the consent of the Limited Partners. The Partnership Agreement provides, however, that a majority in interest of the Limited Partners must consent to the sale or disposition at one time of 60% or more of the real estate acreage held by the Partnership as of September 22, 1997 unless the sale or disposition is being made in connection with the liquidation of the Partnership pursuant to the Partnership Agreement or in the event that the net proceeds of the sale, when distributed in accordance with the Partnership Agreement, will be sufficient to provide the Limited Partners with distributions equal to the Acquisition Cost of the assets sold.

                  The General Partner believes that the Partnership's cash reserves will be sufficient to last for at least four more years assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell the Property on unfavorable terms.

                  The General Partner has no plans to develop the Properties, except for activities including rezoning, land planning, market surveys and other activities necessary to prepare the Properties for sale. There can be no assurance that necessary funds would be available should it be desirable for the Partnership to improve the Properties to facilitate their sale.

                  Material Recent Developments

                  At a special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to (i) extend the term of the Partnership from its original expiration date of December 31, 1999 to December 31, 2001; (ii) substitute Southern Management Group, LLC for Southeast Acquisitions, Inc as the general partnership of the Partnership; (iii) authorize new commissions and new management fees for the new General Partner; (iii) give the new General Partner the exclusive right to sell Partnership property; and
(iv) modify the Partnership Agreement to require that a majority in interest of the Limited Partners must consent to the sale or disposition at one time of 60% or more of the real estate acreage held by the Partnership as of September 22, 1997 unless the sale or disposition is being made in connection with the liquidation of the Partnership pursuant to the Partnership Agreement or the net proceeds of the sale, when distributed in accordance with the Partnership Agreement, will be sufficient to provide the Limited Partners with distributions equal to the Acquisition Cost of the assets sold.

                  Employees

                  The Partnership presently has no employees. The General Partner manages and controls the affairs of the Partnership. (See Part III, Item 10, Directors and Executive Officers of the Partnership).

                  Competition

                  The General Partner believes that there is significant direct competition within a five mile radius of the Properties. The Properties are located in four distinct areas of the Southeastern United States.

                  Trademarks and Patents

                  The Partnership has no trademarks or patents.

ITEM 2.           PROPERTIES

                  The Partnership owns four tracts of undeveloped land consisting of approximately 208 acres in Fulton County, Georgia, 234 acres in Henry County, Georgia, 47 acres in Fort Myers, Florida and 42 acres in Columbia, South Carolina.

                  Fulton County, Georgia Property:

                  The Fulton County, Georgia Property consists of 208 acres of multi-zoned undeveloped land located in the southern portion of Fulton County approximately 16 miles southwest of the central business district, approximately 10 miles west of the Hartsfield-Atlanta International Airport. The Property is located at the northeast and southeast quadrants of the intersection of State Route 92 (Campbelltown-Fairburn Road) and the South Fulton Parkway. The Property has approximately 6,000 feet of frontage along State Route 92 on its east side, 1,955 feet of frontage on Red Mill Road and 3,345 feet of frontage on Thompson Road. Both Red Mill and Thompson Roads are paved and intersect with State Route 92 south and north, respectively, of the South Fulton Parkway. The portion of the South Fulton Parkway which intersects the Property provides the site with direct access to both I-85 and I-285, major north-south arteries. The Property is currently the only non-residentially zoned land in the immediate surrounding area. Approximately 108 acres are located in the northeast quadrant of the State Route 92 and South Fulton Parkway intersection, of which 22 acres are zoned C-1 Commercial, 52 are zoned M-1A Industrial Park, and 34 acres are zoned a Multi-Family Apartment. Approximately 100 acres are located at the southeast quadrant of State

Route 92 and South Fulton Parkway intersection of which 37 acres are zoned C-1 Commercial, 46 are zoned M-1A Industrial Park and 17 acres are zoned 0-1 Office Institutional.

                  All utilities are available to the Property except sewer facilities. The Partnership may bring a sewer trunk to the Property from an existing line north of the Property. It is estimated that the cost to bring the trunk line on-site will be approximately $200,000. Funds have been set aside by the Partnership for this purpose. The Partnership has no other plans for development of this Property. The General Partner has the sole discretion to decide whether the Partnership should develop the Property to facilitate sales.

                  The former general partner had the Fulton County Property appraised in 1996 by Urban Realty Advisors, Inc. The 1996 appraiser has no relationship with the former general partner or the current General Partner. The Property was appraised in 1996 for $1,350,000 or approximately $6,490 per acre. The appraiser used the sales comparison (market) approach to value the Property. The appraiser concluded that the Property's only immediate use was residential due to the low traffic counts and low population density in the area. The appraiser also determined that the Property was not imminently ready for development and therefore did not conduct a development analysis for comparison to the market approach.

                  The appraised value does not reflect costs, expenses and commissions, which would be incurred in connection with a sale of the property. Moreover, appraisals are only an approximation of current market value which can only be established by an actual sale.

                  Henry County, Georgia Property

                  The Henry County, Georgia Property is located in the southeast sector of the metropolitan Atlanta area. At December 31, 1997, the Property consisted of approximately 234 acres of undeveloped land zoned M-1 Light Industrial. The Property fronts on I-75, State Route 23/42 and Bethlehem Road and a significant portion of the Property has rail access via the Southern Railroad. The land is irregular in shape and is generally rolling with a fair amount of woods. The Property has approximately 2,160 feet of frontage along I-75 on its western side, 3,700 feet of frontage along Bethlehem Road through the interior of the Property and approximately 4,100 feet of frontage on Southern Railroad rails on its eastern side.

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

                  The former general partner had the Henry County Property appraised in 1996 by Urban Realty Advisors, Inc. The 1996 appraiser has no relationship with the former general partner or the current General Partner. The Property, which consisted of 238 acres at the time, was appraised in 1996 for $1,700,000 or approximately $7,143 per acre. The appraiser used the sales comparison (market) approach to value the Property. The appraiser determined that the Property's best use was residential land because of the current market conditions for industrial land in Henry County. The appraiser used a number of market factors to support this conclusion; absorption of the current supply of industrial land; topography of the Property; and the lack of sanitary sewer which is often required by larger industrial users. These factors and the amount of land available in nearby established parks, in the appraisers' views, prohibited the Property from effectively competing for large industrial users. The current industrial real estate market conditions suggest an extremely protracted development if the Property is marketed to larger industrial users.

                  The appraised value does not reflect costs, expenses and commissions, which would be incurred in connection with a sale of the property. Moreover, appraisals are only an approximation of current market value which can only be established by an actual sale.

                  Fort Myers, Florida Property

                  The Fort Myers Property is situated in Lee County approximately two miles inland from the Gulf of Mexico. The Property consists of 47 acres of undeveloped land located one mile south of the Summerlin Road/ Winkler Road intersection. Approximately 3/4ths of the Property is generally level farm land with the remaining one fourth being heavily wooded. The Property lies within federally designated Flood Hazard Zone A-12 which will require increasing the elevation of home sites by approximately three feet.

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

                  All utilities including sewer and water are presently available to the Property for a high density residential use. The General Partner believes that the availability of sewer and water to this Property is an important factor since both sewer and water are necessary before a building permit can be issued in Lee County.

                  The former general partner had the Forth Myers Property appraised in 1996 by Stewart. Stephan & Bowen, Inc. The 1996 appraiser has no relationship with the former general partner or the current General Partner. The Property was appraised in 1996 for $1,395,000 or approximately $29,062 per acre. The appraiser used the sales comparison (market) approach to value the Property.

                  The appraised value does not reflect costs, expenses and commissions, which would be incurred in connection with a sale of the property. Moreover, appraisals are only an approximation of current market value which can only be established by an actual sale.

                  Columbia, South Carolina Property:

                  The Columbia, South Carolina Property is located on the southwest side of US Highway 176 also known as Broad River Road in Richland County, northwest of downtown Columbia, South Carolina. The Property consists of approximately 42 acres of undeveloped land, generally rectangular in shape, and heavily wooded with a sloping topography. The Property has an abundance of paved frontage including frontage on US Highway 176; County Road 286; County Road 385; and on a new county road.

                  All utilities including a sewer line on the Property and county water less than a mile west are presently available to the Property for commercial use.

                  The former general partner had the Columbia Property appraised in 1996 by Owen Faulkner & Associates. The appraiser has no affiliation with the former general partner or the current General Partner. The Property, which consisted of approximately 50 acres at the time, was appraised for $740,000 or approximately $14,800 per acre. The appraisal used the sales comparison (market) approach to value.

                  The appraised value does not reflect costs, expenses and commissions, which would be incurred in connection with a sale of the property. Moreover, appraisals are only an approximation of current market value which can only be established by an actual sale.

ITEM 3.           LEGAL PROCEEDINGS

                  The Partnership is not directly a party to, nor is the Partnership's Property directly the subject of, any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  A special meeting of Limited Partners was held on November 5, 1997 at which two alternative sets of amendments to the Partnership Agreement were presented to the Limited Partners for a vote. The matters presented and the votes cast are set forth below:



------------------------------------------------------------------------------------------------------------
                                          Votes Cast For         Votes Cast Against        Votes Abstained
                                          --------------         ------------------        ---------------
------------------------------------------------------------------------------------------------------------
First Alternative Amendments
  Extend the Partnership until
December 31, 2001                              7,633.759                     663.50                 427.605
------------------------------------------------------------------------------------------------------------
  Substitute a new general partner             7,610.759                     666.50                 452.605
------------------------------------------------------------------------------------------------------------
  Authorize new fees, commissions
and rights to sell Partnership
property for the new general partner           7,504.759                     767.50                 452.605
------------------------------------------------------------------------------------------------------------
  Give the new general partner the
exclusive right to sell Partnership
Property                                       7,516.759                     785.50                 422.605
------------------------------------------------------------------------------------------------------------
  Modify the Limited Partners'
rights to consent to certain sales of
Partnership property                           7,581.009                     629.50                 514.355
------------------------------------------------------------------------------------------------------------
Second Alternative Amendments
  Extend the Partnership until
December 31, 2001                              1,376.221                  4,025.611               3,323.032
------------------------------------------------------------------------------------------------------------
  Authorize new fees, commissions
and rights to sell Partnership
property for the general partner               1,352.221                  4,059.611               3,313.032
------------------------------------------------------------------------------------------------------------
  Eliminate the Limited Partners'
rights to consent to certain sales of
Partnership property                           1,394.971                  4,006.611               3,323.282
------------------------------------------------------------------------------------------------------------
  Give the general partner the
exclusive right to sell Partnership
property                                       1,394.971                  4,006.611               3,323.282
------------------------------------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

         There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on May 2, 1989 of 12,400 Units of limited partnership interests. The offering of $12,400,000 was fully subscribed and terminated on August 29, 1989. As of December 31, 1997, there were 724 limited partners in the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA


                        For the Year        For the Year      For the Year         For the Year         For the Year
                           Ended               Ended             Ended                Ended                Ended
                        December 31,        December 31,     December 31,         December 31,         December 31,
                            1997                1996              1995                1994                 1993
----------------------------------------------------------------------------------------------------------------------
Operating
Revenues                $   114,666         $   131,091       $  438,539          $     44,179         $     17,681
----------------------------------------------------------------------------------------------------------------------
Net Income
(Loss)                  $    (5,089)        $(4,306,098)*     $  362,771          $    (50,782)        $    (86,429)
----------------------------------------------------------------------------------------------------------------------
Net Income
(Loss) per Unit
of Limited
Partnership
Interest                $     (0.41)        $   (347.27)      $    29.26          $      (4.10)        $      (6.97)
----------------------------------------------------------------------------------------------------------------------
Total Assets            $ 4,895,246         $ 4,876,351*      $9,180,938          $ 10,377,257         $ 10,430,156
----------------------------------------------------------------------------------------------------------------------
Long Term
Obligations                    None                None             None                  None                 None
----------------------------------------------------------------------------------------------------------------------
Cash
Distributions
Declared per
Unit of Limited
Partnership
Interest                       None                None        $  125.00                  None                 None
----------------------------------------------------------------------------------------------------------------------

* Includes provision for loss on land of $4,348,886

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Background

         The Partnership was formed to acquire and realize appreciation in the Property by holding it for investment and eventual sale. However, there can be no assurance that the Partnership's objectives will be realized.

         The Partnership originally purchased 595 acres of unimproved land at five locations. The status of these Properties at December 31, 1997 is as follows:

-----------------------------------------------------------------------------------------------------------------
                                                               Property Sold Prior to          Remaining Property
            Place                   Property Purchased            December 31, 1997               Held for Sale
-----------------------------------------------------------------------------------------------------------------
Fulton County, Georgia                  208 acres                       0 acres                      208 acres
-----------------------------------------------------------------------------------------------------------------
Henry County, Georgia                   265 acres                      31 acres                      234 acres
-----------------------------------------------------------------------------------------------------------------
Fort Myers, Florida                      47 acres                       0 acres                       47 acres
-----------------------------------------------------------------------------------------------------------------
Columbia, South Carolina                 51 acres                       9 acres                       42 acres
-----------------------------------------------------------------------------------------------------------------
Nashville, Tennessee                     24 acres                      24 acres                        0 acres
-----------------------------------------------------------------------------------------------------------------


                  Results of Operations

                  The Partnership had no operations from the date of its formation on November 4, 1988 until June 1, 1989 when it acquired the first Property and sold 6,215 Units of limited partnership interest. During 1989 the Partnership acquired four additional Properties and sold 6,185 additional Units of limited partnership interests.

                  1997 Compared to 1996

                  During 1997 the Partnership sold 7.16 acres of the Columbia Property for a gain of $91,709, as compared with the sale of 11 acres of the Henry County Property in 1996 for a gain of $103,294. In 1996 the Partnership realized $14,199 from the sale of timber. No timber was sold in 1997. Other revenues in 1997 consisted of $21,857 in interest income and $1,100 in partnership transfer fees, as compared with $12,373 in interest income and $1,225 in transfer fees in 1996.

                  Expenses during 1997 included $49,149 of professional and other fees related to the change in general partner and an amendment of the partnership agreement in connection with a special meeting of the Limited Partners in November 1997. There were no such fees in 1996. In addition, expenses in 1997 included $20,260 in management fees as compared with $24,886 in management fees in 1996. The management fees paid to the former general partner provided for a limit on cumulative management fees over the life of the partnership and this limit was reached in 1997. The amended partnership agreement approved at the November 5, 1997 special meeting of Limited Partners provides for an annual management fee of $26,500 to the current General Partner through December 2001.

                  General and administrative expenses decreased from $27,136 in 1996 to $15,397 in 1997, primarily due to costs of appraisals in 1996 which were not recurring expenditures. Real estate taxes decreased to $34,365 in 1997 from $35,773 in 1996. Insurance expense in 1997 was approximately the same as in 1996.

                  Appraisals were commissioned on each of the Partnership's Properties in 1996 as the last appraisals were four years old. These appraisals estimated the aggregate fair value of the Properties to be $5,185,000. The 1992 appraisals judged the aggregate value for these Properties to be $19,700,500. Ninety-five percent (95%) of the $14,515,500 difference between the aggregate valuations can be attributed to the Fulton County Property and the Henry County Property. The difference in the appraised values for the Columbia Property and the Fort Myers Property were not as significant as those for the Fulton County Property and the Henry County Property. Given the excess of value between the 1992 appraisal and the carrying value of the Properties and management's former strategy of holding the Fulton County, Columbia and Fort Myers Properties for investment awaiting an improvement in market conditions and the number of potential sales of the Henry County Property in the intervening period, management had no reason to believe that the market value of any of the Properties had declined below the carrying value.

                  The different assumptions of the 1996 and the 1992 appraisers of the Fulton County and the Henry County Properties and the reduction in market value of the Columbia and Fort Myers Properties based on comparable sales in the vicinity of those Properties accounted for the difference between the 1992 appraisals and the 1996 appraisals. The former general partner reviewed the assumptions and conclusions of each of the 1996 appraisals and met with the appraisers, numerous local real estate professionals, the South Carolina Department of Commerce and the Henry County Development Authority to confirm the validity of the appraisals. Based on the result of these activities, the former general partner concluded that each of the 1996 appraisals was a reasonable approximation of the then current market value of the respective Property.

                  As a result, the Partnership adjusted the carrying value of the Fort Myers Property, the Columbia Property and the Fulton County Property to reflect their respective fair value, less estimated disposition expenses, in accordance with generally accepted accounting principles for land held for sale, resulting in an aggregate write-down of $4,348,886 in 1996.

                  1996 Compared to 1995

                  During 1996 the Partnership sold 11 acres of the Henry County Property for a gain of $103,294 compared with the sale of 24 acres of the Nashville Property for a gain of $410,858 in 1995. Revenues in 1996 included $14,199 in revenue from the sale of timber, as compared with no such revenues in 1995. Other revenues in 1996 consisted of $12,373 in interest income and $1,225 in partnership transfer fees, as compared with $26,706 in interest income and $975 in transfer fees in 1995.

                  Expenses during 1996 consisted of general and administrative expenses of $27,136 compared to $13,469 in 1995, primarily due to costs of appraisals in 1996 which were not recurring expenditures. Real estate taxes decreased to $35,773 in 1996 from $36,835 in 1995. Insurance expense in 1996 was approximately the same as in 1995. In addition, in 1996 there was a write-down of the carrying value of land held for sale of $4,348,886.

                  Inflation did not have a material impact on operations during 1997, 1996 and 1995.

                  Liquidity and Capital Resources

                  The Partnership had cash reserves of $504,876 at December 31, 1997. The General Partner believes that the Partnership has sufficient cash reserves to cover normal Partnership expenses for an additional four years. However, if additional expenses are incurred or if the Partnership goes forward with the construction to bring sewer to the Fulton County Property, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

                  Year 2000 Compliance

                  The Partnership's operations are not dependant in any meaningful way on computer hardware or software. The General Partner has commenced a process of determining whether the Partnership's accounting systems and Limited Partner registration records will be negatively affected by the so-called "Year 2000 Problem". The "Year 2000 Problem" generally refers to the inability of computer software or hardware to recognize years in more than two digits. As a result, the year 2000 would appear as "00" and may be viewed by the computer as the year 1900. This could cause severe negative consequences in some computer software and hardware. At this time, the Partnership does not anticipate that any significant expenditures will be required to ensure that the Partnership's operations are not negatively effected by the Year 2000 Problem.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Partnership's financial statements for the year ended December 31, 1997 together with the report of the Partnership's independent auditors, Williams Benator & Libby, LLP, and the financial statements for the years ended December 31, 1996 and 1995, together with the report of the Partnership's former independent auditors, Ernst & Young LLP, are included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Following the Partnership meeting of November 5, 1997, the new General Partner, Southern Management Group, LLC, changed auditors from Ernst & Young LLP to Williams Benator & Libby, LLP. There were no disagreements with the prior accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure in the two years ended December 31, 1996 or in the interim periods from January 1, 1997 through November 20, 1997. The reports of the prior accountant for the fiscal years ended December 31, 1996 and 1995 did not contain an adverse opinion, disclaimer of opinion, qualification or modification as to uncertainty, audit scope or accounting principles. The Partnership did not consult with the new accountants at any time during the years ended December 31, 1996 and 1995 and the subsequent interim periods through November 20, 1997 regarding either the application of an accounting principle, the type of opinion that would be rendered on the Partnership's financial statements, or any matter that was the subject of disagreement with the Partnership's prior accountants.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

                  The Partnership does not have any directors or officers. The General Partner manages and controls the affairs of the Partnership and has responsibility for all aspects of the Partnership's operations. The current members and executive officers and directors of the General Partner are identified and described below.

                  The General Partner is a Tennessee limited liability company whose members are Richard W. Sorenson, who owns a 51% interest in the General Partner, and Southeast Venture Corporation, a Tennessee corporation which owns 49% of the General Partner.

                  Mr. Sorenson, age 71, has over 35 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities.
All of these activities occurred in the southeastern United States.

                  Mr. Sorenson was President of Phoenix Investment Company ("Phoenix"), a publicly owned, Atlanta based real estate development and investment firm from 1965 to 1970. Concurrent with his employment at Phoenix, he was President of First Atlanta Realty Fund, a publicly owned real estate investment trust. During his tenure with the trust, he served as a Trustee of the National Association of Real Estate Investment Trusts.

                  Following his departure from Phoenix in 1970, Mr. Sorenson became Vice President of Cousins Properties in Atlanta, where he was responsible for development of office buildings, shopping centers and apartments until 1971. Until forming Southeast Venture Companies ("SV") in 1979, Mr. Sorenson was an independent real estate developer.

                  Mr. Sorenson was co-founder of SV in 1979. In 1992, substantially all of the assets of SV were sold to Southeast Venture Corporation.

                  Mr. Sorenson is a graduate of the Northwestern University Business School with a major in real estate.

                  The other member of the General Partner was Southeast Venture Corporation ("SVC"). The officers and key employees of SVC include the following:

                  Paul J. Plummer, age 47. Mr. Plummer serves as director of project management services for SVC. Mr. Plummer is responsible for management, team structuring, cost control and scheduling of large scale projects for SVC including office buildings, medical centers, commercial office buildings, commercial land ventures and build-to-suit projects. Before joining SVC in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

                  Wood S. Caldwell, age 44. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVC's development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SV in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

                  Axson E. West, age 43. Mr. West serves as vice president of brokerage services for SVC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SV in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. Mr. West is director of the Nashville Board of Realtors and president elect of the board's commercial investment division. He received his bachelor of arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.

                  Cameron W. Sorenson, age 35. Mr. Sorenson serves as director of vertical development for SVC. He is primarily responsible for providing development and project management for the clients of SVC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large scale land development ventures for SVC. Prior to joining SV in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his bachelor of science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

ITEM 11.          EXECUTIVE COMPENSATION

                  During the fiscal year ended December 31, 1997, the Partnership did not pay compensation to any officers of the General Partner. The Partnership paid to the former general partner a management fee of $16,194 in the fiscal year ended December 31, 1997. The Partnership also paid the current General Partner a management fee of $4,066. See Item 13 of this report, "Certain Relationships and Related Transactions".

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  As of December 31. 1997 no other person or "group" (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) was known to the Partnership to beneficially own more than 5% of the Units of the Partnership.

                  Security Ownership of Management

                  No individual member, or director or officer of a member, of the General Partner nor such directors or officers as a group, owns any of the Partnership's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 30% of cash distributions after the Limited Partners have received their cumulative distributions equal to a 10% non-compounded Cumulative Annual Return of their Adjusted Capital

Contribution plus a return of their Capital Contributions as those terms are defined in the Partnership Agreement. The General Partner will share in taxable income to reflect cash distributions or, to the extent there are losses, 1% of such losses.

                  Changes in Control

                  There are no arrangements known to the Partnership that would at any subsequent date result in a change in control of the Partnership.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  From 1988 to November 5, 1997, the Partnership paid $24,886 annually as an administration fee to the former general partner. This fee was computed as one quarter of one percent of the base cost of the land. The cumulative amount of such fee could not exceed $207,244 which limit was reached and paid during 1997 as provided in the Partnership Agreement. As of November 5, 1997, the Limited Partners voted and agreed to pay the new General Partner, Southern Management Group, LLC, a fee of $4,066 for the period November 5, 1997 through December 31, 1997 and annual fees of $26,500 from January 1, 1998 through December 31, 2001. Any fee payments would cease at a date when the Partnership was liquidated.

                  The General Partner will also receive 30% of cash distributions after the Limited Partners have received (i) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions plus (ii) a return of their Capital Contributions (as those terms are defined in the Partnership Agreement). During 1997, 1996 and 1995 the General Partner received no cash distributions.

                  At the special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership's property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the sale of the property, provided that the General Partner or its affiliates would only be entitled to up to 50% of any such compensation. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

                  (a)      Index to Financial Statements                                    Page

                           Report of Independent Auditors for 1997                           F-1
                           Balance Sheet                                                     F-2
                           Statement of Operations                                           F-3
                           Statement of Partners' Equity (Deficit)                           F-4
                           Statement of Cash Flows                                           F-5
                           Notes to Financial Statements                                     F-6
                           Report of Independent Auditors for 1996 and 1995                  F-13
                           Balance Sheets                                                    F-14
                           Statements of Operations                                          F-15
                           Statements of Partners' Equity (Deficit)                          F-16
                           Statements of Cash Flows                                          F-17
                           Notes to Financial Statements                                     F-18

                           Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Partnership during the fourth quarter of 1997, except the following:

                           Form 8-K, dated November 5, 1997, relating to change in General Partner.

                           Form 8-K, dated November 20, 1997, relating to change in accountants.

                           Form 8-K/A, dated December 30, 1997, relating to change in accountants.

                  (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)


                           ------------------------------------------------------------------------------------------

                           Exhibit Numbers                   Description                           Page Number
                           ------------------------------------------------------------------------------------------
                              3.1(a)                Certificate of Limited Partnership                  *
                           ------------------------------------------------------------------------------------------
                              3.1(b) & (4)          Restated Limited
                                                    Partnership Agreement                              **
                            -----------------------------------------------------------------------------------------
                              3.1(c)                First Amendment to Restated Limited                E-1
                                                    Partnership Agreement
                           ------------------------------------------------------------------------------------------
                              9                     not applicable
                           ------------------------------------------------------------------------------------------
                              11                    not applicable
                           ------------------------------------------------------------------------------------------
                              12                    not applicable
                           ------------------------------------------------------------------------------------------
                              13                    not applicable
                           ------------------------------------------------------------------------------------------
                              16                    not applicable
                           ------------------------------------------------------------------------------------------
                              18                    not applicable
                           ------------------------------------------------------------------------------------------
                              19                    not applicable
                           ------------------------------------------------------------------------------------------
                              22                    not applicable
                           ------------------------------------------------------------------------------------------
                              24                    not applicable
                           ------------------------------------------------------------------------------------------
                              25                    not applicable
                           ------------------------------------------------------------------------------------------
                              27                    Financial Data Schedule
                           ------------------------------------------------------------------------------------------
                              28                    not applicable
                           ------------------------------------------------------------------------------------------
                              29                    not applicable
                           ------------------------------------------------------------------------------------------

                              * Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration No. 33-26759.

                              ** Incorporated by reference to Exhibit 3.2 filed as part of the Partnership's Registration Statement on Form S-18, Registration No. 33-26759.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SOUTHEAST ACQUISITIONS III, L.P.
                                  a Delaware limited partnership

                                  By:     SOUTHERN MANAGEMENT GROUP, LLC
                                          General Partner

                                  By:     /s/ Richard W. Sorenson
                                          -------------------------------------
                                          RICHARD W. SORENSON
                                          President and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                   Title                               Date
---------                                   -----                               ----
/s/ Richard W. Sornson              President, Chief Executive Officer          April 15, 1998
---------------------------         and Chief Financial Officer of
                                    Southern Management Group, LLC

                          INDEPENDENT AUDITORS' REPORT

Partners

Southeast Acquisitions III, L.P.
Nashville, Tennessee

We have audited the accompanying balance sheet of Southeast Acquisitions III, L.P. (a Delaware limited partnership) as of December 31, 1997, and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions III, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                            /s/ Williams Benator & Libby, LLP


Atlanta, Georgia
January 15, 1998

BALANCE SHEET

SOUTHEAST ACQUISITIONS III, L.P.

December 31, 1997

ASSETS
Land--Note D                                                    $    4,376,416
Cash and cash equivalents                                              504,876
Receivable from affiliate--Note B                                       13,954
                                                                --------------

                                                                $    4,895,246
                                                                ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses--Note B                   $       19,311
Escrow on pending sale of land                                          20,000
Payable to previous general partner--Note B                              3,584

Partners' equity (deficit)--Note C
    General partner                                                    (46,319)
    Limited partners (12,400 units outstanding)                      4,898,670
                                                                --------------
                                                                     4,852,351
                                                                --------------

                                                                $    4,895,246
                                                                ==============

See notes to financial statements.

STATEMENT OF OPERATIONS

SOUTHEAST ACQUISITIONS III, L.P.

Year Ended December 31, 1997

Revenues:

    Gain on sale of land                                        $    91,709
    Interest and other income                                        22,957
                                                                -----------
                                                                    114,666

Expenses:

    Professional and other fees related to change
       in general partner and amendment of
       partnership agreement                                         49,149
    General and administrative                                       15,397
    Management fees-Note B                                           20,260
    Real estate taxes                                                34,365
    Insurance                                                           584
                                                                -----------
                                                                    119,755
                                                                -----------
Net loss--Note C:
    General partners                                                    (51)
    Limited partners                                                 (5,038)
                                                                -----------

                                                                $    (5,089)
                                                                ===========
Net loss per limited partnership unit                           $      (.41)
                                                                ===========



See notes to financial statements.

STATEMENT OF PARTNERS' EQUITY (DEFICIT)

SOUTHEAST ACQUISITIONS III, L.P.

Year Ended December 31, 1997

                                                               General             Limited
                                                               Partners            Partners             Total
                                                               ----------       --------------     --------------
Balance at January 1, 1997                                    $   (46,268)      $    4,903,708     $    4,857,440

Net loss for the year ended December 31, 1997                         (51)              (5,038)            (5,089)
                                                              -----------       --------------     --------------

Balance at December 31, 1997                                  $   (46,319)      $    4,898,670     $     4,852,351
                                                              ===========       ==============     ===============



See notes to financial statements.

STATEMENT OF CASH FLOWS

SOUTHEAST ACQUISITIONS III, L.P.

Year Ended December 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                                             $   (5,089)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
         Gain on sale of land                                                               (91,709)
         Proceeds from sale of land                                                         232,351
         Increase in receivable from affiliate                                              (13,954)
         Increase in accounts payable and
           accrued expenses                                                                  10,206
         Increase in escrow on pending sale of land                                          20,000
         Decrease in payable to previous
             general partner                                                                 (6,222)
                                                                                        -----------

                                                               NET CASH PROVIDED
                                                         BY OPERATING ACTIVITIES            145,583

    Cash and cash equivalents at beginning of year                                          359,293
                                                                                        -----------

                                                       CASH AND CASH EQUIVALENTS
                                                                  AT END OF YEAR        $   504,876
                                                                                        ===========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS III, L.P.

December 31, 1997

NOTE A--DECRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Southeast Acquisitions III, L.P. ("the Partnership") is a Delaware limited partnership that was formed to acquire undeveloped land. The Partnership was formed during November 1988 and received equity contributions totaling $12,373,480 through the sale of 12,400 limited partnership units during 1989. The Partnership was originally scheduled to terminate on December 31, 1999. However, during November 1997, concurrent with the replacement of the previous general partner, the term of the Partnership was extended to December 31, 2001.

During 1989, the Partnership purchased undeveloped land as follows: approximately 211 acres in Fulton County, Georgia, approximately 265 acres in Henry County, Georgia, approximately 24 acres in Nashville, Tennessee, approximately 48 acres in Fort Myers, Florida, and approximately 51 acres in Columbia, South Carolina. This land was purchased from an affiliate of the previous general partner. The land in Nashville, Tennessee was sold during 1995. At December 31, 1997, the Partnership's property consisted of approximately 208 acres in Fulton County, Georgia, approximately 234 acres in Henry County, Georgia, approximately 47 acres in Fort Myers, Florida, and approximately 42 acres in Columbia, South Carolina.

The following accounting policies are presented to assist the reader in understanding the Partnership's financial statements:

Basis of Accounting: The Partnership maintains its accounting records on the accrual basis of accounting. Sales of land are recognized upon the closing of an enforceable sales contract and the Partnership's execution of its obligations under the contract.

Land: Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with SFAS Statement No. 121, land held for investment is carried at the lower of cost or fair value. Land held for sale is carried at the lower of cost or fair value less estimated cost to sell. During 1997, land that had previously been considered as held for investment was reclassified to held for sale.

SOUTHEAST ACQUISITIONS III, L.P.

NOTE A--DECRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--

     Continued

The Partnership's land is carried net of write-downs to fair value, as determined by independent appraisals. Prior to 1996, the Partnership's policy was to carry land at the lower of cost or fair value. Cumulative original write-downs to fair value through December 31, 1997 totaled $3,622,126 on the Fulton County, Georgia land, $676,199 on the Fort Myers, Florida land and $625,861 on the Columbia, South Carolina land. No write-downs to fair value have been recorded on the Henry County, Georgia land since the appraised value of the land exceeds its cost.

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. Write-downs of the land's carrying value that have been recorded for financial statement purposes will not be recognized for income tax purposes until the land is sold. At December 31, 1997, remaining write-downs that have not been recognized for financial statement purposes totaled $4,822,859.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: For purposes of reporting cash flows, the Partnership considers all demand deposits and highly liquid investments purchased with an original maturity of three months or less which can be readily converted to cash on demand, without penalty, to be cash equivalents. Since inception, cash of $200,000 has been reserved to enable the Partnership to participate in bringing sewer to the Fulton County, Georgia property. At December 31, 1997, cash on deposit included approximately $420,000 in excess of federally insured limits.

SOUTHEAST ACQUISITIONS III, L.P.

NOTE B--RELATED PARTY TRANSACTIONS

During the year ended December 31, 1997, the Partnership paid a management fee of $4,066 to its new General Partner, as provided for in the first amendment to the partnership agreement that was adopted during November 1997. Management fees were paid to the previous General Partner totaling $16,194 during the year ended December 31, 1997. The original partnership agreement provided for cumulative management fees to be paid to the previous general partner of $207,244. That limit was reached during 1997.

The amended partnership agreement provides for annual management fees of $26,500 to be paid to the new general partner through the year ended December 31, 2001.

Management fees and commissions payable to the previous general partner at December 31, 1997 totaled $3,584.

As of December 31, 1997, the Partnership owed $5,673 to companies related to the new general partner for legal fees incurred for the change in general partner and approval of the amendments to the partnership agreement. The Partnership also had a receivable of $13,954 from Southeast Acquisitions II, L.P., a partnership with the same general partner.

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. Such reimbursements to the previous general partner totaled $41,325 during the year ended December 31, 1997. No reimbursements were made to the new general partner during the year ended December 31, 1997.

SOUTHEAST ACQUISITIONS III, L.P.

NOTE C--PARTNERS' EQUITY

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

(a) Cash Distributions--Except for distributions in connection with the liquidation of the Partnership, cash distributions, if any, will be made 100% to the limited partners until the limited partners have received (i) a return of their capital contributions ($10,823,477 at December 31, 1997) plus (ii) cumulative distributions equal to their 10% noncompounded cumulative annual return on their adjusted capital contributions, as defined ($10,167,359 at December 31, 1997); thereafter distributions will be made 70% to the limited partners and 30% to the general partner. Distributions in connection with the Partnership's liquidation will be made in accordance with the partners' capital accounts as maintained for federal income tax purposes. No distributions were made during the year ended December 31, 1997.

(b) Profits and losses are to be allocated as provided in the partnership agreement. Generally, profits will be allocated to reflect cash distributions, or to offset negative balances in the partners' capital accounts, but at least 1% of profits will be allocated to the general partner. Losses will generally be allocated 99% to the limited partners, in proportion to their units, and 1% to the general partner, or to reduce any positive account balances in the partners' capital accounts. In no event will the general partner be allocated less than 1% of profits or losses for any year.

Upon Partnership dissolution and termination, the general partner is required to contribute to the capital of the Partnership the lesser of any negative amount of its capital accounts as defined, or 1.01% of the capital contributions made by the limited partners. Any amount so contributed shall be distributed to the limited partners in proportion to their positive capital account balances.

Total compensation paid to all persons, including the new general partner, upon the sale of the Partnership's property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price. Any such commission or disposition fee paid to the general partner would reduce any distribution which it would otherwise be entitled to pursuant to the partnership agreement. The general partner or an affiliate may be given an exclusive right to sell property for the partnership.

SOUTHEAST ACQUISITIONS III, L.P.

NOTE D--SUMMARY OF PROPERTY AND ACTIVITY

At December 31, 1997, land consisted of the following:

                                                                         Gross Amount
                                                                       at Which Carried at
                Description                     Initial Cost           December 31, 1997         Date Acquired
------------------------------------------      ------------           -------------------       --------------
208 acres of unimproved land in
    Fulton County, Georgia                      $   4,972,126           $    1,350,000            June 1989

234 acres of unimproved land in
    Henry County, Georgia                           1,171,558                1,171,558            June 1989

 47 acres of unimproved land
    in Fort Myers, Florida                          1,898,291                1,222,092            August 1989

 42 acres of unimproved land
    in Columbia, South Carolina                     1,157,300                  632,766            December 1989
                                                -------------           --------------

                                                $   9,199,275           $    4,376,416
                                                =============           ==============

There were no liens on the land as of December 31, 1997. At December 31, 1997, the aggregate carrying value of this land for income tax purposes was $9,199,275. The difference between the carrying value for financial statement purposes and income tax purposes resulted from write-downs on the land in Fulton County, Georgia, Fort Myers, Florida, and Columbia, South Carolina that were recorded for financial statement purposes during 1991 as more fully described in Note A.

SOUTHEAST ACQUISITIONS III, L.P.

Land activity for the years ended December 31, 1995, 1996 and 1997 consisted of the following:

         Balance at January 1, 1995                           $   9,817,599
         Additions                                                      -0-
         Deductions--cost of land sold                             (895,341)
                                                              -------------
                               Balance at December 31, 1995       8,922,258

         Additions                                                      -0-
         Deductions:

             Cost of assets sold                                    (56,314)
             Write-down to lower of cost or fair value,
                less estimated cost to sell                      (4,348,886)
                                                              -------------
                               Balance at December 31, 1996       4,517,058
         Additions                                                      -0-
         Deductions--cost of land sold                             (140,642)
                                                              -------------
                               Balance at December 31, 1997   $   4,376,416
                                                              =============

                        Southeast Acquisitions III, L.P.

                              Financial Statements

                     Years ended December 31, 1996 and 1995





                                    CONTENTS



Report of Independent Auditors......................................F-13

Audited Financial Statements

Balance Sheets......................................................F-14
Statements of Operations............................................F-15
Statements of Partners' Equity (Deficit)............................F-16
Statements of Cash Flows............................................F-17
Notes to Financial Statements.......................................F-18

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

Appraisals were commissioned on each of the Partnership's Properties in 1996 as the last appraisals were four years old. These appraisals estimated the aggregate fair value of the Properties to be $5,185,000. The 1992 appraisals judged the aggregate value for these Properties to be $19,700,500. Ninety-five percent (95%) of the $14,515,500 difference between the aggregate valuations can be attributed to the Fulton County, GA and Henry County, GA properties, which appraised at $1,350,000 and $1,700,000, respectively, in 1996 and $12,335,000 and $4,537,500, respectively, in 1992. The difference in the appraised values for the Columbia, SC and Fort Myers, FL properties, which were valued at $740,000 and $1,395,000, respectively, and $808,000 ad $2,020,000, respectively, in 1992, were not as significant as those for the Fulton County, GA and Henry County, GA properties. The aggregate carrying value of the Properties at December 31, 1992 was $9,835,040 (which included the $927,309 carrying value of the Nashville, TN property sold by the Partnership in 1995). Given the excess of value between the 1992 appraisals and the carrying value of the Properties and management's strategy of holding the Fulton County, GA, Columbia, SC and Fort Myers, FL properties for investment awaiting an improvement in market conditions and the number of potential sales of the Henry County, GA property in the intervening period, management had no reason to believe that the market value of any of the Properties had declined below the carrying value.

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

                        Southeast Acquisitions III, L.P.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LAND (CONTINUED)

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