Form 10-Q
period 1998-03-31
SOUTHEAST ACQUISITIONS III L P
filed 1998-05-20
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
 -----   SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED MARCH 31, 1998.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
 ----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 1998 TO MARCH 31, 1998.



Commission File number: 0-18454 (formerly 33-26759)
                       ---------------------------

                        SOUTHEAST ACQUISITIONS III, L.P.
                        --------------------------------
                           (Exact name of registrant)

Delaware                                     23-2532708
--------                                     ----------
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

301 South Perimeter Park Drive
Nashville, Tennessee  37211
(Address of Principal Executive Offices)

Issuer's Telephone Number: 615-834-0872
                           ------------

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at March 31, 1998 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a "Property," collectively the "Properties"): 211 acres of undeveloped land in Fulton County, Georgia; 265 acres of undeveloped land in Henry County, Georgia; 24 acres of undeveloped land near Nashville, Tennessee; 48 acres of undeveloped land near Fort Myers, Florida; and 51 acres of undeveloped land near Columbia, South Carolina. There can be no assurance that the partnership's objectives will be realized.

         Results of Operations for First Quarter of 1998 Compared with First Quarter of 1997

         The Partnership activities for the first quarter of 1998 and the first quarter of 1997 were focused on the sale of Partnership property. During the first quarter of 1998 the Partnership completed the sale of 65.98 acres of industrial land in Henry County, Georgia for gross proceeds of $564,103 and a second sale of 13.41 acres of industrial land in Henry County, Georgia for gross proceeds of $161,172. No property was sold in the first quarter of 1997. Other income during the first quarter of 1998 consisted of interest income of $6,672 as compared with $3,613 in the first quarter of 1997. The increase in interest income was primarily due to interest earnings of the proceeds from sales of property in the first quarter of 1998. In addition, other income earned in the first quarter of 1997 included $150 in partnership transfer fees.

         Expenses in the first quarter of 1998 included general and administrative expenses of $9,982 versus $1,940 in the first quarter of 1997. The increase was primarily due to increased accounting and legal costs. In addition, the Partnership had $6,625 of management fees in the first quarter of 1998 as compared with $6,222 in the first quarter of 1997. Real estate taxes in the first quarter of 1998 were $7,832 compared with $8,913 in the first quarter of 1997 as a result of the Partnership owning less property in the 1998 period. Insurance in the first quarter of 1998 was $312 compared with $127 in the first quarter of 1997.

         Inflation did not have any material impact on operations during the first quarter of 1998 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $1,184,414 at March 31, 1998, which will be used to cover the following: A distribution to partners in April, 1998 of $620,000. A reserve for Fulton County Georgia sewer of $200,000, cost of Henry County water line extension of $18,500 and annual expenses for management fees $26,500, accounting $15,000, legal $10,600, insurance $1,600, property taxes $27,000, and general and administrative expenses $3,600. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if additional expenses are incurred or if the Partners goes forward with the construction to bring sewer to the Fulton County Property then the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

        None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the first quarter of 1998.

Item 3 - Defaults Upon Senior Securities

         There was no default in the payment of principal, interest, a sinking or purchase fund installment of any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there has been no arrearages or delinquencies with respect to any such preferred stock.

Item 4 - Submission of Matters to a Vote of Security Holders

        No matters were submitted to the Partners for a vote during the first quarter of 1998.

Item 5 - Other Information

        None

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers                     Description                                         Page Number
---------------                     -----------                                         -----------
27                                  Financial Data Schedule (for SEC use only)

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

Signature                                            Title                              Date
---------                                            -----                              ----
 /s/ Richard W. Sorenson                                                                   5/19/1998
-----------------------------                        President,
Richard W. Sorenson                                  Southern Management
                                                     Group, LLC

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31
                                                        ----------------------------
                                                            1998              1997
                                                            ----              ----
REVENUES:
  GAIN ON SALE OF LAND                                  $  309,897      $        --
  INTEREST INCOME                                            6,672            3,613
  OTHER INCOME                                                  --              150
                                                        ----------      -----------
                                                           316,569            3,763
                                                        ----------      -----------

EXPENSES:
  GENERAL AND ADMINISTRATIVE                                 9,982            1,940
  MANAGEMENT FEE                                             6,625            6,222
  REAL ESTATE TAXES                                          7,832            8,913
  INSURANCE                                                    312              127
                                                        ----------      -----------
                                                            24,751           17,202
                                                        ----------      -----------

NET INCOME (LOSS)                                          291,818          (13,439)

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                                    4,852,351        4,857,440
                                                        ----------      -----------

PARTNERS' EQUITY,
  END OF PERIOD                                         $5,144,169      $ 4,844,001
                                                        ==========      ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                         12,400           12,400
                                                        ==========      ===========

INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                                              $    23.30      $     (1.07)
                                                        ==========      ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      FOR THE THREE MONTHS
                                                                                                          ENDED MARCH 31
                                                                                                ------------------------------
                                                                                                      1998            1997
                                                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  PROCEEDS FROM SALE OF LAND                                                                     $   687,938       $      --
  INTEREST INCOME RECEIVED                                                                             6,672           3,613
  OTHER INCOME RECEIVED                                                                                   --             150
  CASH PAID FOR OPERATING EXPENSES                                                                   (15,072)        (15,723)
                 NET CASH PROVIDED  BY (USED IN)                                                 -----------       ---------
                   OPERATING ACTIVITIES                                                              679,538         (11,960)

CASH, BEGINNING OF PERIOD                                                                            504,876         359,293
                                                                                                 -----------       ---------
CASH, END OF PERIOD                                                                              $ 1,184,414       $ 347,333
                                                                                                 ===========       =========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

  NET INCOME (LOSS)                                                                              $   291,818       $ (13,439)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
    TO NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:

                 GAIN ON SALE OF LAND                                                               (309,897)             --
                 NET PROCEEDS FROM SALE OF LAND, NET OF ESCROW DEPOSIT OF $20,000                    687,938              --
                 (DECREASE) INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                         (1,131)          7,954
                 INCREASE IN PREPAID EXPENSES                                                         (3,144)           (254)
                 DECREASE IN DUE TO AFFILIATE                                                             --          (6,221)
                 DECREASE IN DUE FROM AFFILIATE                                                       13,954              --
                 DECREASE IN ASSETS                                                                       --              --
                                                                                                 -----------       ---------
                 NET CASH PROVIDED BY (USED IN) OPERATING
                   ACTIVITIES                                                                    $   679,538       $ (11,960)
                                                                                                 ===========       =========


SEE NOTES TO FINANCIAL STATEMENTS.

                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                                 BALANCE SHEETS

                                                                          MARCH 31,         DECEMBER 31,
                                                                            1998               1997
                          ASSETS                                        (UNAUDITED)
                          ------                                        -----------         ------------
LAND HELD FOR SALE                                                      $ 3,978,375          $4,376,416

CASH AND CASH EQUIVALENTS                                                 1,184,414             504,876

RECEIVABLE FROM AFFILIATE                                                        --              13,954

PREPAID EXPENSES                                                              3,144                  --
                                                                        -----------          ----------
                                                                        $ 5,165,933          $4,895,246
                                                                        ===========          ==========


             LIABILITIES AND PARTNERS' EQUITY
             --------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   $    18,180          $   19,311

ESCROW PAYABLE                                                                   --              20,000

PAYABLE TO PREVIOUS GENERAL PARTNER                                           3,584               3,584

PARTNERS' EQUITY:
  GENERAL PARTNER                                                           (43,401)            (46,319)
  LIMITED PARTNERS (12,400 UNITS OUTSTANDING)                             5,187,570           4,898,670
                                                                        -----------          ----------
                                                                          5,144,169           4,852,351
                                                                        -----------          ----------
                                                                        $ 5,165,933          $4,895,246
                                                                        ===========          ==========



SEE NOTES TO FINANCIAL STATEMENTS.

                         SOUTHEAST ACQUISITIONS III, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 1998
                                   (Unaudited)

A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

                                                                1998                      1997
                                                                ----                      ----
         Management Fees                                      $6,625                    $6,222
         Accounting Fees                                          --                        --
         Transfer Fees                                        $  650                        --