Form 10-Q
period 1998-06-30
SOUTHEAST ACQUISITIONS III L P
filed 1998-08-11
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM APRIL 1, 1998 TO JUNE 30, 1998.



Commission File number: 0-18454 (formerly 33-26759)
                        ---------------------------


                        SOUTHEAST ACQUISITIONS III, L.P.
--------------------------------------------------------------------------------
                           (Exact name of registrant)


Delaware                                               23-2532708
------------------------------              ------------------------------------

(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

301 South Perimeter Park Drive
Nashville, Tennessee  37211
(Address of Principal Executive Offices)

Issuer's Telephone Number:  615-834-0872
                           --------------

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  x     No
                                       ----      ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at June 30, 1998 are attached hereto as Exhibit A.

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

         Results of Operations for Second Quarter of 1998 Compared with Second Quarter of 1997

         The Partnership activities for the second quarter of 1998 and the second quarter of 1997 were focused on the sale of Partnership property. During the second quarter of 1998 there were no sales of Partnership property. During the second quarter of 1997 the Partnership sold property which netted $91,709. Other receipts during the second quarter of 1998 consisted of interest income of $7,556 compared with $5,421 in the second quarter of 1997.

         Expenses in the second quarter of 1998 included general and administrative expenses of $14,683 versus $2,602 in the second quarter of 1997. The increase was primarily due to increased accounting and legal costs. In addition, the Partnership had $6,625 of management fees in the second quarter of 1998 as compared with $6,221 in the second quarter of 1997. Real estate taxes in the second quarter of 1998 were $6,226 compared with $8,822 in the second quarter of 1997 as a result of the Partnership owning less property in the 1998 period. Insurance in the second quarter of 1998 was $367 compared with $127 in the second quarter of 1997.

         Inflation did not have any material impact on operations during the second quarter of 1998 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $527,638 at June 30, 1998, which will be used to cover the following: A reserve for Fulton County Georgia sewer of $200,000, cost of Henry County water line extension of $18,500 and annual expenses for management fees $26,500, accounting $15,000, legal $10,600, insurance $1,600, property taxes $27,000, and general and administrative expenses $3,600. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if additional expenses are incurred or if the Partnership goes forward with the construction to bring sewer to the Fulton County Property then the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the second quarter of 1998.

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

         No matters were submitted to the Partners for a vote during the second quarter of 1998.

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



Signature                            Title                    Date
---------                            -----                    ----



/s/ RICHARD W. SORENSON              Member,                  August 10, 1998
------------------------------       Southern Management
Richard W. Sorenson                  Group, LLC

                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                                 BALANCE SHEETS


                                                       JUNE 30,            DECEMBER 31,
                                                         1998                 1997
                                                      (UNAUDITED)
                                                      -----------          -----------
                          ASSETS
LAND HELD FOR SALE                                    $ 3,996,875          $ 4,376,416

CASH AND CASH EQUIVALENTS                                 527,638              504,876

RECEIVABLE FROM AFFILIATE                                      --               13,954

PREPAID EXPENSES                                              680                   --
                                                      -----------          -----------
                                                      $ 4,525,193          $ 4,895,246
                                                      ===========          ===========

             LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 $    17,785          $    19,311

ESCROW PAYABLE                                                 --               20,000

PAYABLE TO PREVIOUS GENERAL PARTNER                         3,584                3,584

PARTNERS' EQUITY:
  GENERAL PARTNER                                         (43,604)             (46,319)
  LIMITED PARTNERS (12,400 UNITS OUTSTANDING)           4,547,428            4,898,670
                                                      -----------          -----------
                                                        4,503,824            4,852,351
                                                      -----------          -----------
                                                      $ 4,525,193          $ 4,895,246
                                                      ===========          ===========





SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)



                                           FOR THE THREE MONTHS                      FOR THE SIX MONTHS
                                               ENDED JUNE 30                            ENDED JUNE 30
                                      --------------------------------          -----------------------------
                                          1998               1997                  1998               1997
                                      -----------          -----------          ----------         ----------
REVENUES:
  GAIN ON SALE OF LAND                $        --          $    91,709          $  309,897         $   91,709
  INTEREST INCOME                           7,556                5,421              14,228              9,034
  OTHER INCOME                                 --                  175                  --                325
                                      -----------          -----------          ----------         ----------
                                      $     7,556          $    97,305             324,125            101,068
                                      -----------          -----------          ----------         ----------
EXPENSES:
  GENERAL AND ADMINISTRATIVE               14,683                2,602              24,665              4,542
  MANAGEMENT FEE                            6,625                6,221              13,250             12,443
  REAL ESTATE TAXES                         6,226                8,822              14,058             17,735
  INSURANCE                                   367                  127                 679                254
                                      -----------          -----------          ----------         ----------
                                           27,901               17,772              52,652             34,974
                                      -----------          -----------          ----------         ----------
NET INCOME (LOSS)                         (20,345)              79,533             271,473             66,094

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                   5,144,169            4,844,001           4,852,351          4,857,440
                                      -----------          -----------          ----------         ----------
CAPITAL DISTRIBUTION                     (620,000)                  --            (620,000)                --

PARTNERS' EQUITY,
  END OF PERIOD                       $ 4,503,824          $ 4,923,534          $4,503,824         $4,923,534
                                      ===========          ===========          ==========         ==========
WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                        12,400               12,400              12,400             12,400
                                      ===========          ===========          ==========         ==========
INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                            $     (1.62)         $      6.35          $    21.67         $     5.28
                                      ===========          ===========          ==========         ==========



SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                             FOR THE SIX MONTHS
                                                                                                ENDED JUNE 30
                                                                                        ----------------------------
                                                                                           1998               1997
                                                                                        ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  PROCEEDS FROM SALE OF LAND                                                            $ 687,938          $ 198,943
  INTEREST INCOME RECEIVED                                                                 14,228              9,034
  OTHER INCOME RECEIVED                                                                        --                325
  CASH PAID FOR OPERATING EXPENSES                                                        (59,404)           (22,628)
                                                                                        ---------          ---------
               NET CASH PROVIDED  BY
                 OPERATING ACTIVITIES                                                     642,762            185,674


CASH FLOWS FROM FINANCING ACTIVITIES:
  DISTRIBUTION TO LIMITED PARTNERS                                                       (620,000)                --
                                                                                        ---------          ---------
  INCREASE IN CASH                                                                         22,762            185,674
CASH, BEGINNING OF PERIOD                                                                 504,876            359,293
                                                                                        ---------          ---------
CASH, END OF PERIOD                                                                     $ 527,638          $ 544,967
                                                                                        =========          =========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  NET INCOME                                                                            $ 271,473          $  66,094
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:

              GAIN ON SALE OF LAND                                                       (309,897)        (91,709.00)
               NET PROCEEDS FROM SALE OF LAND, NET OF ESCROW DEPOSIT OF $20,000           687,938         198,943.00
               (DECREASE) INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                (1,527)            18,695
               INCREASE IN PREPAID EXPENSES                                                  (679)              (127)
               DECREASE IN DUE TO AFFILIATE                                                    --             (6,222)
               DECREASE IN DUE FROM AFFILIATE                                              13,954                 --
               INCREASE IN LAND                                                           (18,500)                --
                                                                                        ---------          ---------
               NET CASH PROVIDED BY OPERATING
                 ACTIVITIES                                                             $ 642,762          $ 185,674
                                                                                        =========          =========





SEE NOTES TO FINANCIAL STATEMENTS.

                         SOUTHEAST ACQUISITIONS III, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Six Months Ended June 30, 1998
                                   (Unaudited)


A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                                               1998                      1997
                                                              -------                   -------
         Management Fees                                      $13,250                   $12,443
         Accounting Fees                                           --                        --
         Transfer Fees                                        $ 1,050                        --