Form 10-Q
period 1998-09-30
SOUTHEAST ACQUISITIONS III L P
filed 1998-10-30
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JULY 1, 1998 TO SEPTEMBER 30, 1998.



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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at September 30, 1998 are attached hereto as Exhibit A.

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

         Results of Operations for Third Quarter of 1998 Compared with Third Quarter of 1997

         The Partnership activities for the third quarter of 1998 and the third quarter of 1997 were focused on the sale of Partnership property. During the third quarter of 1998 there were no sales of Partnership property. During the third quarter of 1997 there were no sales of Partnership property. Other receipts during the third quarter of 1998 consisted of interest income of $5,188 compared with $7,225 in the third quarter of 1997.

         Expenses in the third quarter of 1998 included general and administrative expenses of $4,460 versus $41,925 in the third quarter of 1997. The latter amount includes $40,000 for legal and printing costs related to the proxy statement of September 22, 1997 which made revisions to the Partnership Agreement including the selection of a new General Partner. In addition, the Partnership had $6,625 of management fees in the third quarter of 1998 as compared with $3,751 in the third quarter of 1997. Real estate taxes in the third quarter of 1998 were $7,403 compared with $7,895 in the third quarter of 1997 as a result of the Partnership owning less property in the 1998 period. Insurance in the third quarter of 1998 was $341 compared with $126 in the third quarter of 1997.

         Inflation did not have any material impact on operations during the third quarter of 1998 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $523,875 at September 30, 1998, which will be used to cover the following: A reserve for Fulton County Georgia sewer of $200,000, cost of Henry County water line extension of $18,500 and annual expenses for management fees $26,500, accounting $15,000, legal $10,600, insurance $1,600, property taxes $27,000, and general and administrative expenses $3,600. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if additional expenses are incurred or if the Partners goes forward with the construction to bring sewer to the Fulton County Property then the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the third quarter of 1998.

Item 3 - Defaults Upon Senior Securities

         During the third quarter of 1998 there was no default in the payment of principal, interest, a sinking or purchase fund installment or any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there has been no arrearages or delinquencies with respect to any such preferred stock.

Item 4 - Submission of Matters to a Vote of Security Holders

         No matters were submitted to the Partners for a vote during the third quarter of 1998.

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



Signature                             Title                       Date
---------                             -----                       ----


Richard W. Sorenson                   Member,                 October 26, 1998
-----------------------------         Southern Management     -----------
Richard W. Sorenson                   Group, LLC

                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                                 BALANCE SHEETS

                                                            SEPTEMBER 30,               December 31,
                                                                1998                        1997
                                                             -----------                -----------
                                                             (Unaudited)
                           ASSETS
Land held for sale                                           $ 3,996,991                $ 4,376,416

Cash and cash equivalents                                        523,875                    504,876

Receivable from affiliate                                             --                     13,954

Prepaid expenses                                                     339                         --
                                                             -----------                -----------
                                                             $ 4,521,205                $ 4,895,246
                                                             ===========                ===========
              LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                        $    27,323                $    19,311

Escrow payable                                                        --                     20,000

Payable to previous general partner                                3,584                      3,584

Partners' equity:

  General partner                                                (43,739)                   (46,319)

  Limited partners (12,400 units outstanding)                  4,534,037                  4,898,670
                                                             -----------                -----------
                                                               4,490,298                  4,852,351
                                                             -----------                -----------
                                                             $ 4,521,205                $ 4,895,246
                                                             ===========                ===========



See notes to financial statements.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                      FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                          ENDED SEPT 30                     ENDED SEPT 30
                                  ----------------------------      ---------------------------
                                     1998              1997             1998            1997
                                  -----------      -----------      -----------      ----------
REVENUES:
  Gain on sale of land            $        --      $        --      $   310,012      $   91,709
  Interest income                       5,188            7,225           19,416          16,259
  Other income                             --              500               --             825
                                  -----------      -----------      -----------      ----------
                                  $     5,188      $     7,725          329,428         108,793
                                  -----------      -----------      -----------      ----------
EXPENSES:
  General and administrative            4,460           41,925           29,125          46,467
  Management fee                        6,625            3,751           19,875          16,194
  Real estate taxes                     7,403            7,895           21,461          25,630
  Insurance                               341              126            1,020             380
                                  -----------      -----------      -----------      ----------
                                       18,829           53,697           71,481          88,671
                                  -----------      -----------      -----------      ----------
NET INCOME (LOSS)                     (13,641)         (45,972)         257,947          20,122

Partners' equity,
  Beginning of period               4,503,939        4,923,534        4,852,351       4,857,440
                                  -----------      -----------      -----------      ----------
Capital distribution                       --               --         (620,000)             --

Partners' equity,
  End of period                   $ 4,490,298      $ 4,877,562      $ 4,490,298      $4,877,562
                                  ===========      ===========      ===========      ==========
Weighted average number
  of limited partnership
  units outstanding                    12,400           12,400           12,400          12,400
                                  ===========      ===========      ===========      ==========
Income (loss) from operations
  per limited partnership
  interest                        $     (1.09)     $     (3.67)     $     20.59      $     1.61
                                  ===========      ===========      ===========      ==========


See notes to financial statements.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      FOR THE NINE MONTHS
                                                                                         ENDED SEPT 30
                                                                                    ------------------------
                                                                                      1998           1997
                                                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Proceeds from sale of land                                                        $ 687,938      $ 198,943
  Interest income received                                                             19,416         16,259
  Other income received                                                                    --            825
  Cash paid for operating expenses                                                    (68,355)        (8,849)
                                                                                    ---------      ---------
               Net cash provided  by
                 operating activities                                                 638,999        207,178
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to limited partners                                                   (620,000)            --
                                                                                    ---------      ---------
  Increase in cash                                                                     18,999        207,178
Cash, beginning of period                                                             504,876        359,293
                                                                                    ---------      ---------
Cash, end of period                                                                 $ 523,875      $ 566,471
                                                                                    =========      =========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                        $ 257,947      $  20,122
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
               Gain on sale of land                                                  (310,012)     (91,709.00)
               Net proceeds from sale of land, net of escrow deposit of $20,000       687,938      198,943.00
               Increase in accounts payable and accrued expenses                        8,011         86,044
               Increase in prepaid expenses                                              (339)            --
               Decrease in due to affiliate                                                --         (6,222)
               Decrease in due from affiliate                                          13,954             --
               Increase in land                                                       (18,500)            --
                                                                                    ---------      ---------
               Net cash provided by operating
                 activities                                                         $ 638,999      $ 207,178
                                                                                    =========      =========


See notes to financial statements.

                         SOUTHEAST ACQUISITIONS III, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 1998
                                   (Unaudited)


A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                         1998                  1997
                                       -------               -------

         Management Fees               $19,875               $16,194
         Accounting Fees                    --                    --
         Transfer Fees                 $ 1,675                    --