Form 10-K405
period 1998-12-31
SOUTHEAST ACQUISITIONS III L P
filed 1999-03-30
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT
-----   OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

----- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


               COMMISSION FILE NUMBER: 0-18454 (FORMERLY 33-26759)

                     ---------------------------------------

                        SOUTHEAST ACQUISITIONS III, L.P.

                    ----------------------------------------

                         (Name of issuer in its charter)

        Delaware                                                     23-2532708
(State of Incorporation)       (IRS Employer Identification Organization Number)


                         301 South Perimeter Park Drive
                           Nashville, Tennessee 37211

--------------------------------------------------------------------------------
                    (Address of principal executive offices)

           Issuer's telephone no., including area code: (615) 833-8716

--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act.

                           Name of each exchange: None
             Title of each Class on which registered: Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                    Limited Partnership Units $1,000 Per Unit

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
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

                                TABLE OF CONTENTS


PART I

ITEM 1.    BUSINESS............................................................1

           Background..........................................................1
           Material Recent Developments........................................2
           Employees...........................................................2
           Competition.........................................................2
           Trademarks and Patents..............................................2

ITEM 2.    PROPERTIES..........................................................2

ITEM 3.    LEGAL PROCEEDINGS...................................................4

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................5

PART II

ITEM 5.    MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP
           INTEREST AND RELATED SECURITY HOLDER MATTERS........................5

ITEM 6.    SELECTED FINANCIAL DATA.............................................5

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...........................................6
           Background..........................................................6
           Results of Operations...............................................6
           1998 Compared to 1997...............................................6
           1997 Compared to 1996...............................................7
           Liquidity and Capital Resources.....................................7
           Year 2000 Compliance................................................8

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................8

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.................................8

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.................8

ITEM 11.   EXECUTIVE COMPENSATION..............................................9

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..........................................................9
           Security Ownership of Management...................................10
           Changes in Control.................................................10

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................10

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K................................................10
           (a)   Index to Financial Statements................................10
           (b)   Reports on Form 8-K..........................................11
           (c)   Exhibits (numbered in accordance with Item 601
                 of Regulation S-K)...........................................11

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

          The Partnership purchased the following five parcels of unimproved land in 1989: 208 acres in Fulton County, Georgia; 265 acres in Henry County, Georgia; 24 Acres in Nashville, Tennessee; 47 acres in Fort Myers, Florida; and 51 acres in Columbia, South Carolina. The Partnership's primary business objective is to realize appreciation in the value of the five parcels of unimproved land (each a "Property, collectively the "Properties"), by holding the Properties for investment and eventual sale, although there is no assurance that this will be attained.

          Since acquisition, the Partnership has sold various parcels of the Property. At December 31, 1998, the Partnership's Property consisted of approximately 208 acres in Fulton County, Georgia, approximately 154 acres in Henry County, Georgia, approximately 47 acres in Fort Myers, Florida and approximately 42 acres in Columbia, South Carolina.

          There were no sales of the Fulton County, Georgia Property during 1998. In 1998 the Partnership entered into a contract to sell 100 acres for $18,000 per acre. The contract contains several contingencies and there can be no assurance the contract will close.

          At December 31, 1997 there were two separate sales contracts in place to sell 66 acres and 13 acres of the Henry County, Georgia Property at prices considerably in excess of the last appraisal of that Property. During December 31, 1998 the contract for 66 acres closed at a price of $8,550 per acre, less commissions and expenses, and the contract for 13 acres closed at a price of $12,000 per acre, less commissions and expenses.

          The 24 acre Nashville, Tennessee Property was sold in 1995.

          The 47 acres of residential land owned in Fort Myers, Florida remains unsold. The General Partner has begun an active marketing program for this land in 1999.

          None of the Partnership's Property in Columbia, South Carolina was sold during 1998. This Property is currently being marketed through a Columbia, South Carolina real estate broker. Prospects for sale seem improved by adjacent road changes and improvements being done by the South Carolina Department of Transportation.

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

          The General Partner believes that the Partnership's cash reserves will be sufficient to last for at least three more years assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell the Property on unfavorable terms.

          The General Partner has no plans to develop the Properties, except for activities necessary to prepare the Properties for sale. There can be no assurance that necessary funds would be available should it be desirable for the Partnership to improve the Properties to facilitate their sale.

           At a special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to (i) extend the term of the Partnership from its original expiration date of December 31, 1999 to December 31, 2001;
(ii) substitute Southern Management Group, LLC for Southeast Acquisitions, Inc. as the general partner of the Partnership; (iii) authorize new commissions and new management fees for the new General Partner; (iv) give the new General Partner the exclusive right to sell Partnership property; and (v) modify the Partnership Agreement to require that a majority in interest of the Limited Partners must consent to the sale or disposition at one time of 60% or more of the real estate acreage held by the Partnership as of September 22, 1997 unless the sale or disposition is being made in connection with the liquidation of the Partnership pursuant to the Partnership Agreement or the net proceeds of the sale, when distributed in accordance with the Partnership Agreement, will be sufficient to provide the Limited Partners with distributions equal to the acquisition cost of the assets sold.

          Material Recent Developments

          There were two Henry County, Georgia land sales in 1998. The first sale was of 65.977 acres which were sold for a cash price of $8,550 per acre. The second sale of 13.431 acres were sold for a cash price of $12,000 per acre.

          Employees

          The Partnership presently has no employees. The General Partner manages and controls the affairs of the Partnership. (See Part III, Item 10, Directors and Executive Officers of the Partnership).

          Competition

          The General Partner believes that there is significant direct competition within a five-mile radius of the Properties. The Properties are located in four distinct areas of the Southeastern United States.

          Trademarks and Patents

          The Partnership has no trademarks or patents.

ITEM 2.   PROPERTIES

          The Partnership owns four tracts of undeveloped land consisting of approximately 208 acres in Fulton County, Georgia, 154 acres in Henry County, Georgia, 47 acres in Fort Myers, Florida and 42 acres in Columbia, South Carolina.

          Fulton County, Georgia Property:

          The Fulton County, Georgia Property consists of 208 acres of multi-zoned undeveloped land located in the southern portion of Fulton County approximately 16 miles southwest of the central business district, approximately 10 miles west of the Hartsfield-Atlanta International Airport. The Property is located at the northeast and southeast quadrants of the intersection of State route 92 (Campbelltown-Fairburn Road) and the South Fulton Parkway. The Property has approximately 6,000 feet of frontage along State Route 92 on its east side, 1,955 feet of frontage on Red Mill Road and 3,345 feet of frontage on Thompson Road. Both Red Mill and Thompson Roads are paved and intersect with State Route 92 south and north, respectively, of the South Fulton Parkway. The portion of the South Fulton Parkway which intersects the Property provides the site with direct access to both I-85 and I-285, major north-south arteries. The Property is currently the only non-residentially zoned land in the immediate surrounding area. Approximately 108 acres are located in the northeast quadrant of the State Route 92 and South Fulton Parkway intersection, of which 22 acres are zoned C-1 Commercial, 52 are zoned M-1A Industrial Park, and 34 acres are zoned a Multi-Family Apartment. Approximately 100 acres are located at the southeast quadrant of State Route 92 and South Fulton Parkway intersection of which 37 acres are zoned C-1 Commercial, 46 are zoned M-1A Industrial Park and 17 acres are zoned 0-1 Office Institutional. At December 31, 1998 the Partnership had contracted to sell 100 acres of this land at $18,000 per acre. The contract is scheduled to close during 1999 but it contains several contingencies and there can be no assurance that the contract will close.

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

          Henry County, Georgia Property

          The Henry County, Georgia Property is located in the southeast section of the Metropolitan Atlanta area. At December 31, 1998, the Property consisted of approximately 154 acres of undeveloped land zoned M-1 Light Industrial. The Property fronts on I-75, State Route 23/42 and Bethlehem Road and a significant portion of the Property has rail access via the Southern Railroad. The land is irregular in shape and is generally rolling with a fair amount of woods. The Property has approximately 1,600 feet of frontage along I-75 on its western side, 2,800 feet of frontage along Bethlehem Road through the interior of the Property and approximately 4,100 feet of frontage on Southern Railroad rails on its eastern side.

          All utilities, except sewer facilities, are presently available to the Property, including a 16-inch county water line. The General Partner does not believe that the availability of sewers is considered necessary for the Property as septic tanks can be adequately utilized in this area.

          The Property is divided into two parcels. The parcels are separated by an 80-foot wide industrial boulevard. The larger parcel is located on the northern side of the road with the remaining acres on the southern side. The most highly prized part of the Property is the northern acres because of the access to the Southern Railroad rail line.

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

          The appraised value does not reflect costs, expenses and commissions, which would be incurred in connection with a sale of the property. Moreover, appraisals are only an approximation of current market value which can only be established by an actual sale. At December 31, 1998 the Partnership had a contract to sell 130+ acres of its remaining Henry County land for $18,000 per acre less contributions to sewer extension, commissions and other closing costs. This contract should close by April 30, 1999 but there is no assurance this will occur.

          Fort Myers, Florida Property

          The Fort Myers Property is situated in Lee County approximately two miles inland from the Gulf of Mexico. The Property consists of 47 acres of undeveloped land located one mile south of the Summerlin Road/Winkler Road intersection. Approximately three-fourths of the Property is generally level farm land with the remaining one-fourth being heavily wooded. The Property lies within federally designated Floor Hazard Zone A-12 which will require increasing the elevation of home sites by approximately three feet.

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

          The former general partner had the Fort Myers Property appraised in 1996 by Stewart, Stephan & Bowen, Inc. The 1996 appraiser has no relationship with the former general partner or the current General Partner. The Property was appraised in 1996 for $1,395,000 or approximately $29,062 per acre. The appraiser used the sales comparison (market) approach to value the Property.

          The appraised value does not reflect costs, expenses and commissions, which would be incurred in connection with a sale of the property. Moreover, appraisals are only an approximation of current market value which can only be established by an actual sale.

          Columbia, South Carolina Property

          The Columbia, South Carolina Property is located on the southwest side of US Highway 176, also known as Broad River Road in Richland County, northwest of downtown Columbia, South Carolina. The Property consists of approximately 42 acres of undeveloped land, generally rectangular in shape, and heavily wooded with a sloping topography. The Property has an abundance of paved frontage including frontage on US Highway 176, County Road 286, County Road 385, and on a new county road.

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

          There were no matters submitted to a vote of security holders in 1998.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

          There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on May 2, 1989 of 12,400 Units of limited partnership interests. The offering of $12,400,000 was fully subscribed and terminated on August 29, 1989. As of December 31, 1998, there were 712 limited partners in the Partnership.

ITEM 6.   SELECTED FINANCIAL DATA


-------------------------------------------------------------------------------------------------------------------

                        For the Year          For the Year    For the Year      For the Year        For the Year
                           Ended                  Ended          Ended             Ended                Ended
                        December 31,           December 31,    December 31,      December 31,        December 31,
                           1998                   1997            1996              1995                1994
--------------------------------------------------------------------------------------------------------------------

Operating
Revenues                 $  333,395           $  114,666       $   131,091         $  438,539       $    44,179
--------------------------------------------------------------------------------------------------------------------

Net Income (Loss)        $  240,988           $   (5,089)      $(4,306,098)*       $  362,771       $   (50,782)
--------------------------------------------------------------------------------------------------------------------

Net Income (Loss) per
Unit of Limited
Partnership
Interest                 $    19.43           $   ( 0.41)      $   (347.27)        $    29.26       $     (4.10)
--------------------------------------------------------------------------------------------------------------------

Total Assets             $4,490,341           $4,895,246       $ 4,876,351*        $9,180,938       $10,377,257
--------------------------------------------------------------------------------------------------------------------

Long Term
Obligations                 None                  None              None              None              None

--------------------------------------------------------------------------------------------------------------------

Cash
Distributions
Declared per
Unit of Limited
Partnership
Interest                 $    50.00               None              None           $      125           None
---------------------------------------------------------------------------------------------------------------------

*Includes a provision for loss on land of $4,348,886.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Background

          The Partnership was formed to acquire and realize appreciation in the Property by holding it for investment and eventual sale. However, there can be no assurance that the Partnership's objectives will be realized.

          The Partnership originally purchased 595 acres of unimproved land at five locations. The status of these Properties at December 31, 1998 is as follows:


--------------------------------------------------------------------------------------------

                                              Property Sold Prior to    Remaining Property
Place                    Property Purchased      December 31, 1998         Held for Sale
--------------------------------------------------------------------------------------------

Fulton County, Georgia       208 acres                0 acres               208 acres
-------------------------------------------------------------------------------------------

Henry County, Georgia        265 acres              111 acres               154 acres
-------------------------------------------------------------------------------------------

Fort Myers, Florida           47 acres                0 acres                47 acres
-------------------------------------------------------------------------------------------

Columbia, South Carolina      51 acres                9 acres                42 acres
-------------------------------------------------------------------------------------------

Nashville, Tennessee          24 acres               24 acres                 0 acres
-------------------------------------------------------------------------------------------


          Results of Operations

          The Partnership had no operations from the date of its formation on November 4, 1988 until June 1, 1989 when it acquired the initial Property and sold 6,215 Units of Limited Partnership interest. During 1989 the Partnership acquired four additional Properties and sold 6,185 additional Units of Limited Partnership interests.

          1998 Compared to 1997

          During 1998, the Partnership had two sales of the Henry County, Georgia Property for a gain of $310,015 as compared to 1997 when gains from Property sales were $91,709. Other revenue during 1998 was interest income of $23,380 compared with 1997 interest income of $22,957.

          Expenses for 1998 were $92,407, consisting of general and administrative expenses of $35,940, management fees of $26,500, real estate taxes of $28,608 and insurance of $1,359. The general and administrative fees included $26,004 for legal and accounting fees. The $13,333 increase in legal and accounting fees over 1997 was due to the change in the general partner, as well as additional assistance required for preparing the income tax return and preparing Security and Exchange Commission reports. The general and administrative fees also included consulting fees totaling $3,256 related to customizing the General Partner's computer software for maintaining limited partner records. In 1997, expenses were $119,755 consisting of general and administrative of $15,397, management fees of $20,260, real estate taxes of $34,365, insurance of $584 and professional fees of $49,149. The latter amount related to a change in the General Partner and Amendments to the Partnership Agreement. The increase in management fees between 1997 and 1998 represent new management fees for the new General Partner which were included as part of an amendment to the Limited Partnership Agreement. The $5,757 decrease in property taxes was due to the sale of land.

          1997 Compared to 1996

          During 1997, the Partnership sold 7.16 acres of the Columbia Property for a gain of $91,709, as compared with the sale of 11 acres of the Henry County Property in 1996 for a gain of $103,294. In 1996 the Partnership realized $14,199 from the sale of timber. No timber was sold in 1997. Other revenues in 1997 consisted of $21,857 in interest income and $1,100 in partnership transfer fees, as compared with $12,373 in interest income and $1,225 in transfer fees in 1996.

          Expenses for 1997 included $49,149 of professional and other fees related to the change in general partner and an amendment of the Partnership Agreement in connection with a special meeting of the Limited Partners in November 1997. There were no such fees in 1996. In addition, expenses in 1997 included $20,260 in management fees as compared with $24,886 in management fees in 1996. The management fees paid to the former general partner provided for a limit on cumulative management fees over the life of the Partnership and this limit was reached in 1997. The amended Partnership Agreement approved at the November 5,1997 special meeting of Limited Partners provides for an annual management fee of $26,500 to the current General Partner through December 2001.

          General and administrative expenses decreased from $27,136 in 1996 to $15,397 in 1997, primarily due to costs of appraisals in 1996 which were not recurring expenditures. Real estate taxes decreased to $34,365 in 1997 from $35,773 in 1996. Insurance expense in 1997 was approximately the same as in 1996.

          Appraisals were commissioned on each of the Partnership's Properties in 1996 as the last appraisals were four years old. These appraisals estimated the aggregate fair value of the Properties to be $5,185,000. The 1992 appraisals judged the aggregate value for these Properties to be $19,700,500. Ninety-five percent (95%) of the $14,515,500 difference between the aggregate valuations can be attributed to the Fulton County Property and the Henry County Property. The difference in the appraised values for the Columbia Property and the Fort Myers Property were not as significant as those for the Fulton County Property and the Henry County Property. Given the excess of value between the 1992 appraisal and the carrying value of the Properties and management's former strategy of holding the Fulton County, Columbia and Fort Myers Properties for investment, awaiting an improvement in market conditions, and the number of potential sales of the Henry County Property in the intervening period, management had no reason to believe that the market value of any of the Properties had declined below the carrying value.

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

          Inflation did not have a material impact on operations during 1998, 1997 and 1996.

          Liquidity And Capital Resources

          The Partnership had cash reserves of $493,350 at December 31, 1998. The General Partner believes that the Partnership has sufficient cash reserves to cover normal partnership expenses for an additional three years. However, if additional expenses are incurred or if the Partnership goes forward with the construction to bring sewer to the Fulton County Property, the reserves may be inadequate to cover the Partnership's operating expenses.

If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

          Year 2000 Compliance

          The Partnership's operations are not dependent in any meaningful way on computer hardware or software. The General Partner has determined that the Partnership's accounting systems and Limited Partner registration records will not be negatively affected by the so-called "Year 2000 Problem." The "Year 2000 Problem" generally refers to the inability of computer software or hardware to recognize years in more than two digits. As a result, the year 2000 would appear as "00" and may be viewed by the computer as the year 1900. This could cause severe negative consequences in some computer software and hardware.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Partnership's financial statements for the years ended December 31, 1998 and 1997, together with the report of the Partnership's independent auditors, Williams Benator & Libby, LLP, and the financial statements for the years ended December 31, 1996 and 1995, together with the report of the Partnership's former independent auditors, Ernst & Young LLP, are included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

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

          The General Partner is a Tennessee limited liability company whose members are Richard W. Sorenson, who owns a 50% interest in the General Partner and has a 51% voting right, and Southeast Venture LLC, a Tennessee limited liability company which owns 50% and has a 49% voting right.

          Mr. Sorenson, age 73, has over 37 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities. All of these activities occurred in the southeastern United States.

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

          The other member of the General Partner is Southeast Venture LLC ("SVLLC"). The officers and key employees of SVLLC include the following:

          Paul J. Plummer, age 49. Mr. Plummer serves as director of project management services for SVLLC. Mr. Plummer is responsible for management, team structuring, cost control and scheduling of large scale projects for SVLLC including office buildings, medical centers, commercial office buildings, commercial land ventures and build-to-suit projects. Before joining SV in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

          Wood S. Caldwell, age 45. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVLLC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVLLC's development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SV in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

          Axson E. West, age 44. Mr. West serves as vice president of brokerage services for SVLLC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SV in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. Mr. West is past director of the Nashville Board of Realtors and past president of the board's commercial investment division. He received his bachelor of arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.

          Cameron W. Sorenson, age 37. Mr. Sorenson serves as director of vertical development for SVLLC. He is primarily responsible for providing development and project management for the clients of SVLLC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large scale land development ventures for SVLLC. Prior to joining SV in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his bachelor of science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

          Randall W. Parham, age 44. Mr. Parham is the President of SVLLC. He is primarily responsible for property management, park and association management and also specializes in real estate development and brokerage. Mr. Parham is a licensed real estate broker and architect. Prior to joining SVLLC in 1998, Mr. Parham was a project manager with Gresham, Smith and Partners from 1978 to 1983 and was responsible for overall project management of project team and project financial management. Following his departure from Gresham, Smith and Partners, Mr. Parham joined MetroCenter Properties, Inc., an 850 acre mixed-use development in Nashville, Tennessee. He was Vice President and was responsible for initiation and development of new projects, land sales and lease negotiations. In 1991 he purchased the assets of MetroCenter Properties and formed MetroCenter Management, Inc. where he served as President through 1997.

ITEM 11.  EXECUTIVE COMPENSATION

          During the fiscal year ended December 31, 1998, the Partnership did not pay compensation to any officers of the General Partner. The Partnership paid the General Partner a management fee of $26,500 and $4,066 in the fiscal years ended December 31, 1998 and 1997 respectively. The Partnership also paid a management fee of $16,194 to the former general partner during the year ended December 13, 1997. See Item 13 of this report, "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As of December 31, 1998, no person or "group" (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) was known by the Partnership to beneficially own more than five percent of the Units of the Partnership.

          Security Ownership of Management

          No individual member, or director or officer of a member, of the General Partner nor such directors or officers as a group, owns any of the Partnership's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 30% of cash distributions after the Limited Partners have received a return of their capital contributions plus cumulative distributions equal to a 10% non-compounded Cumulative Annual Return of their Adjusted Capital Contributions as those terms are defined in the Partnership Agreement. The General Partner will share in taxable income to reflect cash distributions or, to the extent there are losses, 1% of such losses.

          Changes in Control

          There are no arrangements known to the Partnership that would at any subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          From 1988 to November 5, 1997, the Partnership paid $24,886 annually as an administration fee to the former general partner. This fee was computed as one quarter of one percent of the base cost of the land. The cumulative amount of such fee could not exceed $207,244,which limit was reached and paid during 1997 as provided in the Partnership Agreement. As of November 5, 1997, the Limited Partners voted and agreed to pay the new General Partner, Southern Management Group, LLC, a fee of $4,066 for the period November 5, 1997 through December 31, 1997 and annual fees of $26,500 from January 1, 1998 through December 31, 2001. Any fee payments will cease at a date when the Partnership is liquidated.

          The General Partner will also receive 30% of cash distributions after the Limited Partners have received (i) a return of their Capital Contributions plus (ii) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions (as those terms are defined in the Partnership Agreement). During 1998, 1997, and 1996 the General Partner received no cash distributions.

          At the special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership's Property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the property, provided that the General Partner or its affiliates would only be entitled to up to 50% of any such compensation. Any such real estate commission or disposition fee that is paid to the General Partner will reduce any distributions to which it would otherwise be entitled under the amended Partnership Agreement. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property. During 1998, the Partnership paid real estate commissions of $8,059 to the General Partner.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



          (a)   Index to Financial Statements                               Page

                Report of Independent Auditors for 1998 and 1997             F-1
                Balance Sheets                                               F-2
                Statements of Operations                                     F-3
                Statements of Partners' Equity (Deficit)                     F-4
                Statements of Cash Flows                                     F-5
                Notes to Financial Statements                                F-6
                Report of Independent Auditors for 1996 and 1995             F-12
                Balance Sheets                                               F-13
                Statements of Operations                                     F-14
                Statements of Partners' Equity (Deficit)                     F-15





                Statements of Cash Flows                                     F-16
                Notes to Financial Statements                                F-17

                Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed by the Partnership during the fourth quarter of 1998.

          (c)   Exhibits (numbered in accordance with Item 601 of
                Regulation S-K)


-----------------------------------------------------------------------------------
Exhibit Numbers                Description                           Page Numbers
-----------------------------------------------------------------------------------
3.1(a)            Certificate of Limited Partnership                       *
-----------------------------------------------------------------------------------

3.1(b) & (4)      Restated Limited Partnership Agreement                   **
-----------------------------------------------------------------------------------

3.1(c)            First Amendment to Restated Limited Partnership
                  Agreement                                                E-1
-----------------------------------------------------------------------------------

11                Not Applicable
-----------------------------------------------------------------------------------

12                Not Applicable
-----------------------------------------------------------------------------------

13                Not Applicable
-----------------------------------------------------------------------------------

16                Not Applicable
-----------------------------------------------------------------------------------

18                Not Applicable
-----------------------------------------------------------------------------------

19                Not Applicable
-----------------------------------------------------------------------------------

22                Not Applicable
-----------------------------------------------------------------------------------

24                Not Applicable
-----------------------------------------------------------------------------------

25                Not Applicable
-----------------------------------------------------------------------------------

27                Financial Data Schedule (for SEC use only)
-----------------------------------------------------------------------------------



28                Not Applicable
-----------------------------------------------------------------------------------

29                Not Applicable
-----------------------------------------------------------------------------------



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



                                   SOUTHEAST ACQUISITIONS III, L.P.
                                   a Delaware limited partnership


                                   By:  SOUTHERN MANAGEMENT GROUP, LLC
                                        General Partner

                                   By:  /s/ Richard W. Sorenson
                                        ---------------------------------------
                                        RICHARD W. SORENSON
                                        President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



         Signature                   Title                                    Date
         ---------                   -----                                    ----

/s/ Richard W. Sorenson        President, Chief Executive Officer        March 11, 1999
-----------------------        and Chief Financial Officer of
                               Southern Management Group, LLC


                        SOUTHEAST ACQUISITIONS III, L.P.

                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                      with

                          INDEPENDENT AUDITORS' REPORT

                         REPORT OF INDEPENDENT AUDITORS

Partners
Southeast Acquisitions III, L.P.
Nashville, Tennessee

We have audited the accompanying balance sheets of Southeast Acquisitions III, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions III, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



WILLIAMS BENATOR & LIBBY, LLP


Atlanta, Georgia
January 15, 1999

BALANCE SHEETS

SOUTHEAST ACQUISITIONS III, L.P.


                                                             December 31
                                                       1998             1997
                                                   ------------------------------
ASSETS

Land and improvements--Note D                       $ 3,996,991      $ 4,376,416
Cash and cash equivalents                               493,350          504,876
Receivable from affiliate--Note B                           -0-           13,954
                                                    -----------      -----------
                                                    $ 4,490,341      $ 4,895,246
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses--Note B       $    13,558      $    19,311
Escrow on pending sale of land                              -0-           20,000
Payable to previous general partner--Note B               3,584            3,584

Partners' equity (deficit)--Note C
    General partner                                     (43,909)         (46,319)
    Limited partners (12,400 units outstanding)       4,517,108        4,898,670
                                                    -----------      -----------
                                                      4,473,199        4,852,351
                                                    -----------      -----------

                                                    $ 4,490,341      $ 4,895,246
                                                    ===========      ===========


See notes to financial statements.

STATEMENTS OF OPERATIONS

SOUTHEAST ACQUISITIONS III, L.P.

                                                          Year Ended December 31
                                                           1998          1997
                                                        ------------------------
Revenues:
    Gain on sale of land                                $ 310,015     $  91,709
    Interest and other income                              23,380        22,957
                                                        ---------     ---------
                                                          333,395       114,666

Expenses:
    General and administrative                             35,940        15,397
    Management fee--Note B                                 26,500        20,260
    Real estate taxes                                      28,608        34,365
    Insurance                                               1,359           584
    Professional and other fees related to change
       in general partner and amendment of
       partnership agreement                                  -0-        49,149
                                                        ---------     ---------
                                                           92,407       119,755
                                                        ---------     ---------

Net income (loss)--Note C:
    General partners                                        2,410           (51)
    Limited partners                                      238,578        (5,038)
                                                        ---------     ---------
                                                        $ 240,988     $  (5,089)
                                                        =========     =========
Net income (loss) per limited partnership unit          $   19.43     $    (.41)
                                                        =========     =========



See notes to financial statements.

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

SOUTHEAST ACQUISITIONS III, L.P.

                                                   General         Limited
                                                   Partners        Partners        Total
                                                  ----------      ------------  ------------
Balance at January 1, 1997                        $   (46,268)    $ 4,903,708    $ 4,857,440

Net loss for the year ended December 31, 1997             (51)         (5,038)        (5,089)
                                                  -----------     -----------    -----------
Balance at December 31, 1997                          (46,319)      4,898,670      4,852,351

Net loss for the year ended December 31, 1998           2,410         238,578        240,988

Distributions ($50 per unit)                              -0-        (620,140)      (620,140)
                                                  -----------     -----------    -----------
Balance at December 31, 1998                      $   (43,909)    $ 4,517,108    $ 4,473,199
                                                  ===========     ===========    ===========



See notes to financial statements.

STATEMENTS OF CASH FLOWS

SOUTHEAST ACQUISITIONS III, L.P.

                                                                 Year Ended December 31
                                                                  1998           1997
                                                              -------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                          $ 240,988    $  (5,089)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Gain on sale of land                                   (310,015)     (91,709)
         Net proceeds from sale of land                          707,940      232,351
         Cash paid for land improvements                         (18,500)         -0-
         Decrease (increase) in receivable from affiliate         13,954      (13,954)
         (Decrease) increase in accounts payable and
            accrued expenses                                      (5,753)      10,206
         (Decrease) increase in escrow on pending
            sale of land                                         (20,000)      20,000
         Decrease in payable to previous
            general partners                                         -0-       (6,222)

                                                               ---------    ---------
                                        NET CASH PROVIDED
                                  BY OPERATING ACTIVITIES        608,614      145,583

  CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions paid to limited partners                      (620,140)         -0-
                                                               ---------    ---------
                                   (DECREASE) INCREASE IN
                                CASH AND CASH EQUIVALENTS        (11,526)     145,583

  Cash and cash equivalents at beginning of year                 504,876      359,293
                                                               ---------    ---------
                                CASH AND CASH EQUIVALENTS
                                           AT END OF YEAR      $ 493,350    $ 504,876
                                                               =========    =========


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS III, L.P.

December 31, 1998

NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

During 1989, the Partnership purchased undeveloped land as follows: approximately 211 acres in Fulton County, Georgia, approximately 265 acres in Henry County, Georgia, approximately 24 acres in Nashville, Tennessee, approximately 48 acres in Fort Myers, Florida, and approximately 51 acres in Columbia, South Carolina. This land was purchased from an affiliate of the previous general partner. The land in Nashville, Tennessee was sold during 1995. At December 31, 1998, the Partnership's property consisted of approximately 208 acres in Fulton County, Georgia, approximately 154 acres in Henry County, Georgia, approximately 47 acres in Fort Myers, Florida, and approximately 42 acres in Columbia, South Carolina.

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

SOUTHEAST ACQUISITIONS III, L.P.

NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--
        Continued

The Partnership's land is carried net of write-downs to fair value, as determined by independent appraisals. Prior to 1996, the Partnership's policy was to carry land at the lower of cost or fair value. Cumulative original write-downs to fair value through December 31, 1998 totaled $3,622,126 on the Fulton County, Georgia land, $676,199 on the Fort Myers, Florida land and $625,861 on the Columbia, South Carolina land. No write-downs to fair value have been recorded on the Henry County, Georgia land since the appraised value of the land exceeds its cost.

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. Write-downs of the land's carrying value that have been recorded for financial statement purposes will not be recognized for income tax purposes until the land is sold. At December 31, 1998 and 1997, remaining write-downs that have not been recognized for income tax purposes totaled $4,822,859.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, the Partnership considers all demand deposits and highly liquid investments purchased with an original maturity of three months or less which can be readily converted to cash on demand, without penalty, to be cash equivalents. Since inception, cash of $200,000 has been reserved to enable the Partnership to participate in bringing sewer to the Fulton County, Georgia property. At December 31, 1998, cash on deposit included approximately $403,000 in excess of federally insured limits.

SOUTHEAST ACQUISITIONS III, L.P.

NOTE B--RELATED PARTY TRANSACTIONS

During the year ended December 31, 1998 and 1997, the Partnership paid management fees of $26,500 and $4,066 to the current General Partner, as provided for in the amendment to the partnership agreement that was adopted during November 1997. Management fees were paid to the previous General Partner totaling $16,194 during the year ended December 31, 1997. The original partnership agreement provided for cumulative management fees to be paid to the previous general partner of $207,244. That limit was reached during 1997.

The amended partnership agreement provides for annual management fees of $26,500 to be paid to the current general partner through the year ended December 31, 2001.

At December 31, 1998 and 1997, the Partnership had commissions payable to the previous general partner of $3,584. During the year ended December 31, 1998, the Partnership paid commissions on the sale of land of $8,059 to the current general partner.

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. Reimbursements to the current general partner's members and related companies totaled $10,090 during the year ended December 31, 1998. Reimbursements to the previous general partner totaled $41,325 during the year ended December 31, 1997.

At December 31, 1997, the Partnership owed $5,673 to companies related to the current general partner for legal fees incurred for the change in general partner and approval of the amendments to the partnership agreement. The Partnership also had a receivable of $13,954 from Southeast Acquisitions II, L.P., a partnership with the same general partner.

SOUTHEAST ACQUISITIONS III, L.P.

NOTE C--PARTNERS' EQUITY

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

(a) Cash Distributions--Except for distributions in connection with the liquidation of the Partnership, cash distributions, if any, will be made 100% to the limited partners until the limited partners have received (i) a return of their capital contributions ($10,203,337 at December 31, 1998) plus (ii) cumulative distributions equal to their 10% non-compounded cumulative annual return on their adjusted capital contributions, as defined ($11,187,693 at December 31, 1998); thereafter distributions will be made 70% to the limited partners and 30% to the general partner. Distributions in connection with the Partnership's liquidation will be made in accordance with the partners' capital accounts as maintained for federal income tax purposes.

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

Upon Partnership dissolution and termination, the general partner is required to contribute to the capital of the Partnership the lesser of any negative amount of its capital account as defined, or 1.01% of the capital contributions made by the limited partners. Any amount so contributed shall be distributed to the limited partners in proportion to their positive capital account balances.

During the year ended December 31, 1998, the Partnership made distributions to the limited partners of $620,140, or $50 a unit, representing a return of their capital contributions. The Partnership made no distributions to the limited partners during the year ended December 31, 1997.

SOUTHEAST ACQUISITIONS III, L.P.

NOTE C--PARTNERS' EQUITY--Continued

Total compensation paid to all persons, including the general partner, upon the sale of the Partnership's property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price. Any such commission or disposition fee paid to the general partner would reduce any distribution which it would otherwise be entitled to pursuant to the partnership agreement. The general partner or an affiliate may be given an exclusive right to sell property for the partnership.

NOTE D--SUMMARY OF PROPERTY AND ACTIVITY

At December 31, 1998, land consisted of the following:

                                                       Gross Amount
                                                     at Which Carried at
           Description                Initial Cost   December 31, 1998    Date Acquired
-----------------------------------   ------------   -------------------  -------------
208 acres of undeveloped land in
  Fulton County, Georgia              $ 4,972,126      $ 1,350,000          June 1989

154 acres of undeveloped land in
  Henry County, Georgia                   792,133          792,133          June 1989

47 acres of undeveloped land
   in Fort Myers, Florida               1,898,291        1,222,092          August 1989

42 acres of undeveloped land
   in Columbia, South Carolina          1,157,300          632,766          December 1989
                                       ----------      -----------

                                       $8,819,850      $ 3,996,991
                                       ==========      ===========


There were no liens on the land as of December 31, 1998. At December 31, 1998, the aggregate carrying value of this land for income tax purposes was $8,819,850. The difference between the carrying value for financial statement purposes and income tax purposes resulted from write-downs on the land in Fulton County, Georgia, Fort Myers, Florida, and Columbia, South Carolina that were recorded for financial statement purposes, as more fully described in Note A.

SOUTHEAST ACQUISITIONS III, L.P.

NOTE D--SUMMARY OF PROPERTY AND ACTIVITY--Continued

Land activity during the years ended December 31, 1997 and 1998 consisted of the following:


      Balance at January 1, 1997                                     $ 4,517,058
      Additions                                                              -0-
      Deductions--cost of land sold                                     (140,642)
                                                                     -----------
                                     Balance at December 31, 1997      4,376,416

      Additions--water and sewer improvements                             18,500
      Deductions--cost of land sold                                     (397,925)
                                                                     -----------
                                     Balance at December 31, 1998    $ 3,996,991
                                                                     ===========


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