Form 10-Q
period 1999-03-31
SOUTHEAST ACQUISITIONS III L P
filed 1999-05-12
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



  X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
------        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
              ENDED MARCH 31, 1999.

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
------ SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 1999 TO MARCH 31, 1999.



Commission File number: 0-18454 (formerly 33-26759)
                        ---------------------------


                        SOUTHEAST ACQUISITIONS III, L.P.
                        --------------------------------
                           (Exact name of registrant)


Delaware                                    23-2532708
--------                                    ----------
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

301 South Perimeter Park Drive
Nashville, Tennessee  37211
(Address of Principal Executive Offices)

Issuer's Telephone Number:  615-834-0872
                            ------------

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X      No
                                          -----       -----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at March 31, 1999 are attached hereto as Exhibit A.

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

         Results of Operations for First Quarter of 1999 Compared with First Quarter of 1998

         The Partnership activities for the first quarter of 1999 and the first quarter of 1998 were focused on the sale of Partnership property. During the first quarter of 1999 the Partnership completed the sale of all of the remaining land in Henry County, Georgia (approximately 150 acres) for a sale price of $2,282,776. During the first quarter of 1998 the Partnership completed the sale of 65.98 acres of industrial land in Henry County, Georgia for gross proceeds of $564,103 and a second sale of 13.41 acres of industrial land in Henry County, Georgia for gross proceeds of $161,172. Other income during the first quarter of 1999 consisted of interest income of $3,907 as compared with $6,672 in the first quarter of 1998. The decrease in interest income was primarily due to a lower cash reserve during the first quarter of 1999.

         At the end of the quarter, the Partnership has two executed sales contracts. Both should close during 1999 but both are subject to conditions such as zoning, soil conditions, and utilities which, if not met, allows the purchasers to cancel the contracts. The first contract is for approximately 6.75 acres of Partnership land in Columbia, South Carolina for $38,000 per acre less up to $100,000 for certain water line connections. The second contract is for 100 acres of Partnership land in Fulton County, Georgia for $18,000 per acre.

         Expenses in the first quarter of 1999 included general and administrative expenses of $6,382 versus $9,982 in the first quarter of 1998. The decrease was primarily due to decreased accounting and legal costs. In addition, the Partnership had $6,625 of management fees, the same as was incurred during the first quarter of 1998. Real estate taxes in the first quarter of

1999 were $6,509 compared with $7,832 in the first quarter of 1998 as a result of the Partnership owning less property in the 1999 period. Insurance in the first quarter of 1999 was $323 compared with $312 in the first quarter of 1998.

         Inflation did not have any material impact on operations during the first quarter of 1999 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $2,527,409 at March 31, 1999, which will be used to cover the following: a distribution to the limited partners of $2,046,000 during 1999, a reserve for Fulton County Georgia sewer of $200,000, and annual expenses for management fees $26,500, accounting $12,500, legal $8,000, insurance $1,300, property taxes $26,036, and other general and administrative expenses $9,000. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if additional expenses are incurred or if the Partnership goes forward with the construction to bring sewer to the Fulton County Property then the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the first quarter of 1999.

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

         No matters were submitted to the Partners for a vote during the first quarter of 1999.

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


Signature                        Title                         Date
---------                        -----                         ----
/s/ Richard W. Sorenson
-------------------------        President,                    May 12, 1999
Richard W. Sorenson              Southern Management           ----------------
                                 Group, LLC


                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                                 BALANCE SHEETS



                                                    MARCH 31,      DECEMBER 31,
                                                      1999             1998
                ASSETS                             (UNAUDITED)
                                                   -----------      -----------

LAND HELD FOR SALE                                 $ 3,204,859      $ 3,996,991

CASH AND CASH EQUIVALENTS                            2,527,409          493,350

ACCOUNTS RECEIVABLE                                      1,660             --

PREPAID EXPENSES                                           970             --
                                                   -----------      -----------
                                                   $ 5,734,898      $ 4,490,341
                                                   ===========      ===========


     LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES              $    14,154      $    13,558

PAYABLE TO PREVIOUS GENERAL PARTNER                      3,584            3,584

PARTNERS' EQUITY:
  GENERAL PARTNER                                      (31,470)         (43,909)
  LIMITED PARTNERS (12,400 UNITS OUTSTANDING)        5,748,630        4,517,108
                                                   -----------      -----------
                                                     5,717,160        4,473,199
                                                   -----------      -----------
                                                   $ 5,734,898      $ 4,490,341
                                                   ===========      ===========

                         SOUTHEAST ACQUISITIONS III, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)


                                           FOR THE THREE MONTHS
                                              ENDED MARCH 31
                                        -------------------------
                                           1999           1998
                                        ----------     ----------
REVENUES:
  GAIN ON SALE OF LAND                  $1,260,124     $  309,897
  INTEREST INCOME                            3,907          6,672
                                        ----------     ----------
                                         1,264,031        316,569
                                        ----------     ----------

EXPENSES:
  GENERAL AND ADMINISTRATIVE                 6,382          9,982
  MANAGEMENT FEE                             6,625          6,625
  REAL ESTATE TAXES                          6,509          7,832
  INSURANCE                                    323            312
  DELAWARE FRANCHISE AND EXCISE TAX            230           --
                                        ----------     ----------
                                            20,069         24,751
                                        ----------     ----------

NET INCOME (LOSS)                        1,243,962        291,818

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                    4,473,199      4,852,351
                                        ----------     ----------

PARTNERS' EQUITY,
  END OF PERIOD                         $5,717,161     $5,144,169
                                        ==========     ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                         12,400         12,400
                                        ==========     ==========

INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                              $    99.32     $    23.30
                                        ==========     ==========

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    FOR THE THREE MONTHS
                                                                                        ENDED MAR 31
                                                                                ----------------------------
                                                                                    1999             1998
                                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  PROCEEDS FROM SALE OF LAND                                                    $ 2,052,255      $   687,938
  INTEREST INCOME RECEIVED                                                            3,907            6,672
  CASH PAID FOR OPERATING EXPENSES                                                  (22,103)         (15,072)
                                                                                -----------      -----------
               NET CASH PROVIDED  BY
                 OPERATING ACTIVITIES                                             2,034,059          679,538


CASH, BEGINNING OF PERIOD                                                           493,350          504,876
                                                                                -----------      -----------
CASH, END OF PERIOD                                                             $ 2,527,409      $ 1,184,414
                                                                                ===========      ===========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  NET INCOME                                                                    $ 1,243,962      $   291,818
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:

               GAIN ON SALE OF LAND                                              (1,260,124)     (309,897.00)
               NET PROCEEDS FROM SALE OF LAND                                     2,052,256       687,938.00
               INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES             595           (1,131)
               INCREASE IN PREPAID EXPENSES                                            (970)          (3,144)
               INCREASE IN ACCOUNTS RECEIVABLE                                       (1,660)            --
               DECREASE IN DUE FROM AFFILIATE                                          --             13,954
                                                                                -----------      -----------
               NET CASH PROVIDED BY OPERATING
                 ACTIVITIES                                                     $ 2,034,059      $   679,538
                                                                                ===========      ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                         SOUTHEAST ACQUISITIONS III, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 1999
                                   (Unaudited)


A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

                                                      1999               1998
                                                      ----               ----
         Management Fees                             $6,625             $6,625
         Accounting Fees                                ---                ---
         Transfer Fees                               $  200             $   65