Form 10-Q
period 1999-06-30
SOUTHEAST ACQUISITIONS III L P
filed 1999-08-10
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM APRIL 1, 1999 TO JUNE 30, 1999.



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
                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at June 30, 1999 are attached hereto as Exhibit A.

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

         Results of Operations for Second Quarter of 1999 Compared with Second Quarter of 1998

         The Partnership activities for the second quarter of 1999 and the second quarter of 1998 were focused on the sale of Partnership property. During the second quarter of 1999 and 1998 there were no sales. In July 1998 the Partnership executed a contract to sell 100 acres of Partnership land in South Fulton County, Georgia for $18,000 per acre. The contract allowed the Purchaser up to 270 days to perform land studies, planning and rezoning. Most of these activities are complete except for land disturbance permits to be issued by the County. On June 17, 1999 the contract was amended to provide for closing on or before September 25, 1999. The latter date may be extended by the Purchaser to October 25, 1999 by payment of an additional $20,000 earnest money deposit. There can be no assurance that this contract will close.

         In March 1999 the Partnership executed a contract to sell 6.5 to 7.0 acres of Partnership land in Columbia, South Carolina for $38,000 per acre. The contract allows the Purchaser until March 1, 2000 to complete planning and zoning. The contract further provides that up to $100,000 can be deducted from the purchase price for the Partnership's share of costs to extend City water lines to all of the 42 acres owned by the Partnership. There is now a likelihood the City will install the water lines at an estimated cost of $149,500 to serve multiple properties in the area. The Partnership's share of this cost is estimated to be $57,500. At this date there can be no assurance that this contract will close and/or that the City will install the water lines. Other receipts during the second quarter of 1999 consisted of interest income of $11,655 compared with $7,556 in the second quarter of 1998.

         Expenses in the second quarter of 1999 included general and administrative expenses of $15,278 versus $14,683 in the second quarter of 1998. The increase was primarily due to engineering fees incurred which are related to a potential sale in Columbia, South Carolina. In addition, the Partnership had $6,625 of management fees in the second quarter of 1999 and 1998. Real estate taxes in the second quarter of 1999 were $3,562 compared with $6,226 in the second quarter of 1998 as a result of the Partnership owning less property in the 1999 period. Insurance in the second quarter of 1999 was $324 compared with $367 in the second quarter of 1998. The Partnership also paid 1999 Delaware franchise and excise taxes of $100 in the second quarter of 1999.

         Inflation did not have any material impact on operations during the second quarter of 1999 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         In May of 1999 the Partnership made a distribution of $2,046,000 to the limited partners, leaving the Partnership with cash reserves of $469,006 at June 30, 1999, which will be used to cover the following: a reserve for Fulton County Georgia sewer of $200,000 and annual expenses for management fees of $26,500, accounting fees of $12,500, legal fees of $8,000, insurance premiums of $1,300, property taxes of $26,036, and general and administrative expenses of $9,000. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if additional expenses are incurred or if the Partnership goes forward with the construction to bring sewer to the Fulton County Property then the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the second quarter of 1999.

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

         No matters were submitted to the Partners for a vote during the second quarter of 1999.

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


Signature                          Title                   Date
---------                          -----                   ----
/s/ Richard W. Sorenson            Member,                 August 2, 1999
-----------------------------      Southern Management
Richard W. Sorenson                Group, LLC


                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                                 BALANCE SHEETS

                                                       JUNE 30,
                                                         1999           December 31,
                                                     (Unaudited)           1998
                                                     -----------        -----------
                           ASSETS

Land held for sale                                   $ 3,204,859        $ 3,996,991

Cash and cash equivalents                                469,006            493,350

Accounts receivable                                        1,631                 --

Prepaid expenses                                             647                 --
                                                     -----------        -----------
                                                     $ 3,676,143        $ 4,490,341
                                                     ===========        ===========


              LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                $    15,632        $    13,558

Payable to previous general partner                        3,584              3,584

Partners' equity:
  General partner                                        (31,612)           (43,909)
  Limited partners (12,400 units outstanding)          3,688,539          4,517,108
                                                     -----------        -----------
                                                       3,656,927          4,473,199
                                                     -----------        -----------
                                                     $ 3,676,143        $ 4,490,341
                                                     ===========        ===========



See notes to financial statements.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)


                                          FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                              ENDED JUNE 30                     ENDED JUNE 30
                                      ----------------------------      ----------------------------
                                          1999             1998             1999             1998
                                      -----------      -----------      -----------      -----------
REVENUES:
  Gain on sale of land                $        --      $        --      $ 1,260,124      $   309,897
  Interest income                          11,655            7,556           15,562           14,228
                                      -----------      -----------      -----------      -----------
                                      $    11,655      $     7,556        1,275,686          324,125
                                      -----------      -----------      -----------      -----------
EXPENSES:
  General and administrative               15,278           14,683           21,660           24,665
  Management fee                            6,625            6,625           13,250           13,250
  Real estate taxes                         3,562            6,226           10,071           14,058
  Insurance                                   324              367              647              679
  Delaware franchise & excise tax             100               --              330               --
                                      -----------      -----------      -----------      -----------
                                           25,889           27,901           45,958           52,652
                                      -----------      -----------      -----------      -----------

NET INCOME (LOSS)                         (14,234)         (20,345)       1,229,728          271,473

Partners' equity,
  Beginning of period                   5,717,161        5,144,169        4,473,199        4,852,351
                                      -----------      -----------      -----------      -----------
Capital distribution                   (2,046,000)        (620,000)      (2,046,000)        (620,000)

Partners' equity,
  End of period                       $ 3,656,927      $ 4,503,824      $ 3,656,927      $ 4,503,824
                                      ===========      ===========      ===========      ===========

Weighted average number
  of limited partnership
  units outstanding                        12,400           12,400           12,400           12,400
                                      ===========      ===========      ===========      ===========
Income (loss) from operations
  per limited partnership
  interest                            $     (1.14)     $     (1.62)     $     98.18      $     21.67
                                      ===========      ===========      ===========      ===========



See notes to financial statements.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30
                                                                                ------------------------------
                                                                                   1999               1998
                                                                                -----------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Proceeds from sale of land                                                    $ 2,052,255      $     687,938
  Interest income received                                                           15,562             14,228
  Cash paid for operating expenses                                                  (46,161)           (59,404)
                                                                                -----------      -------------
               Net cash provided  by
                 operating activities                                             2,021,656            642,762

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to limited partners                                               (2,046,000)          (620,000)
                                                                                -----------      -------------
  (Decrease) increase in cash                                                       (24,344)            22,762

Cash, beginning of period                                                           493,350            504,876
                                                                                -----------      -------------
Cash, end of period                                                             $   469,006      $     527,638
                                                                                ===========      =============

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  Net income                                                                    $ 1,229,728      $     271,473
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:

               Gain on sale of land                                              (1,260,124)       (309,897.00)
               Net proceeds from sale of land                                     2,052,256         687,938.00
               Increase (decrease) in accounts payable and accrued expenses           2,074             (1,527)
               Increase in prepaid expenses                                            (647)              (679)
               Increase in accounts receivable                                       (1,631)                --
               Decrease in due from affiliate                                            --             13,954
               Increase in land                                                          --            (18,500)
                                                                                -----------      -------------
               Net cash provided by operating
                 activities                                                     $ 2,021,656      $     642,762
                                                                                ===========      =============



See notes to financial statements.

                         SOUTHEAST ACQUISITIONS III, LP
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                     For the Six Months Ended June 30, 1999
                                  (Unaudited)

A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                        1999                  1998
                                       -------               -------
         Management Fees               $13,250               $13,250
         Accounting Fees                    --                    --
         Transfer Fees                 $   425               $ 1,050