Form 10-Q
period 1999-09-30
SOUTHEAST ACQUISITIONS III L P
filed 1999-11-05
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q


   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
 -----     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER
           30, 1999.

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
 ----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JULY 1, 1999 TO SEPTEMBER 30, 1999.



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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at September 30, 1999 are attached hereto as Exhibit A.

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

         Results of Operations for Third Quarter of 1999 Compared with Third Quarter of 1998

         The Partnership activities for the third quarter of 1999 and the third quarter of 1998 were focused on the sale of Partnership property. During the third quarter of 1999 and 1998 there were no sales. In July 1998 the Partnership executed a contract to sell 100 acres of Partnership land in South Fulton County, Georgia for $18,000 per acre. The contract allowed the Purchaser up to 270 days to perform land studies, planning and rezoning. Most of these activities are complete except for land disturbance permits to be issued by the County. On June 17, 1999 the contract was amended to provide for closing on or before September 25, 1999. The latter date was extended by the Purchaser to October 25, 1999 by payment of an additional $20,000 earnest money deposit. On October 24, 1999 the closing date was extended to November 1, 1999. The contract has been further extended to November 15, 1999. The total deposit of $40,000 is now non-refundable. There can be no assurance that this contract will close.

In March 1999 the Partnership executed a contract to sell 6.5 to 7.0 acres of Partnership land in Columbia, South Carolina for $38,000 per acre. The contract allows the Purchaser until March 1, 2000 to complete planning and zoning. The contract further provides that up to $100,000 can be deducted from the purchase price for the Partnership's share of costs to extend City water lines to all of the 42 acres owned by the Partnership. There is now a likelihood the City will install the water lines at an estimated cost of $149,500 to serve multiple properties in the area. The Partnership's share of this cost is estimated to be $57,500. At this date there can be no assurance that this contract will close and/or that the City will install the water lines. Other receipts during the third quarter of 1999 consisted of interest income of $3,475 compared with $5,188 in the third quarter of 1998.

         Expenses in the third quarter of 1999 included general and administrative expenses of $5,619 versus $4,460 in the third quarter of 1998. The increase was primarily due to an appraisal fee for the Fort Myers, Florida property. In addition, the Partnership had $6,625 of management fees in the third quarter of 1999 and 1998. Real estate taxes in the third quarter of 1999 were $9,518 compared with $7,403 in the third quarter of 1998. This increase was primarily due to increased land value assessed on the Henry County, Georgia property. Insurance in the third quarter of 1999 was $323 compared with $341 in the third quarter of 1998.

         Inflation did not have any material impact on operations during the third quarter of 1999 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $460,997 at September 30, 1999, which will be used to cover the following: a reserve for Fulton County Georgia sewer of $200,000 and annual expenses for management fees of $26,500, accounting fees of $12,500, legal fees of $8,000, insurance premiums of $1,300, property taxes of $26,036, and general and administrative expenses of $9,000. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if additional expenses are incurred or if the Partnership goes forward with the construction to bring sewer to the Fulton County Property then the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the third quarter of 1999.

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

         No matters were submitted to the Partners for a vote during the third quarter of 1999.

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


Signature                           Title                       Date
---------                           -----                       ----

/s/ Richard W. Sorenson             Member,                     November 5, 1999
-----------------------             Southern Management
Richard W. Sorenson                 Group, LLC


                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                                 BALANCE SHEETS



                                                  SEPTEMBER 30,      DECEMBER 31,
                                                      1999              1998
                  ASSETS                           (UNAUDITED)
                                                  -------------      ------------

LAND HELD FOR SALE                                 $ 3,204,859       $ 3,996,991

CASH AND CASH EQUIVALENTS                              460,997           493,350

ACCOUNTS RECEIVABLE                                       --                --

PREPAID EXPENSES                                           323              --
                                                   -----------       -----------
                                                   $ 3,666,179       $ 4,490,341
                                                   ===========       ===========


     LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES              $    24,278       $    13,558

PAYABLE TO PREVIOUS GENERAL PARTNER                      3,584             3,584

PARTNERS' EQUITY:
  GENERAL PARTNER                                      (31,798)          (43,909)
  LIMITED PARTNERS (12,400 UNITS OUTSTANDING)        3,670,115         4,517,108
                                                   -----------       -----------
                                                     3,638,317         4,473,199
                                                   -----------       -----------
                                                   $ 3,666,179       $ 4,490,341
                                                   ===========       ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)



                                           FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                               ENDED SEPT 30                       ENDED SEPT 30
                                      ------------------------------      -----------------------------
                                          1999               1998             1999              1998
                                          ----               ----             ----              ----
REVENUES:
 GAIN ON SALE OF LAND                 $      --         $      --         $ 1,260,124       $   310,012
 INTEREST INCOME                            3,475             5,188            19,037            19,416
                                      -----------       -----------       -----------       -----------
                                      $     3,475       $     5,188         1,279,161           329,428
                                      -----------       -----------       -----------       -----------
EXPENSES:
 GENERAL AND ADMINISTRATIVE                 5,619             4,460            27,279            29,125
 MANAGEMENT FEE                             6,625             6,625            19,875            19,875
 REAL ESTATE TAXES                          9,518             7,403            19,589            21,461
 INSURANCE                                    323               341               970             1,020
 DELAWARE FRANCHISE & EXCISE TAX             --                --                 330              --
                                      -----------       -----------       -----------       -----------
                                           22,085            18,829            68,043            71,481
                                      -----------       -----------       -----------       -----------

NET INCOME (LOSS)                         (18,610)          (13,641)        1,211,118           257,947

PARTNERS' EQUITY,
 BEGINNING OF PERIOD                    3,656,927         4,503,939         4,473,199         4,852,351
                                      -----------       -----------       -----------       -----------

CAPITAL DISTRIBUTION                         --                --          (2,046,000)         (620,000)

PARTNERS' EQUITY,
 END OF PERIOD                        $ 3,638,317       $ 4,490,298       $ 3,638,317       $ 4,490,298
                                      ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER
 OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING                         12,400            12,400            12,400            12,400
                                      ===========       ===========       ===========       ===========

INCOME (LOSS) FROM OPERATIONS
 PER LIMITED PARTNERSHIP
 INTEREST                             $     (1.49)      $     (1.09)      $     96.69       $     20.59
                                      ===========       ===========       ===========       ===========


SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS III, LP
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 FOR THE NINE MONTHS
                                                                                    ENDED SEPT 30
                                                                           -------------------------------
                                                                               1999                1998
                                                                               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  PROCEEDS FROM SALE OF LAND                                                $ 2,052,256       $    687,938
  INTEREST INCOME RECEIVED                                                       19,037             19,416
  CASH PAID FOR OPERATING EXPENSES                                              (57,646)           (68,355)
                                                                            -----------       ------------
               NET CASH PROVIDED  BY OPERATING ACTIVITIES                     2,013,647            638,999

CASH FLOWS FROM FINANCING ACTIVITIES:
  DISTRIBUTION TO LIMITED PARTNERS                                           (2,046,000)          (620,000)
                                                                            -----------       ------------
  (DECREASE) INCREASE IN CASH                                                   (32,353)            18,999

CASH, BEGINNING OF PERIOD                                                       493,350            504,876
                                                                            -----------       ------------
CASH, END OF PERIOD                                                         $   460,997       $    523,875
                                                                            ===========       ============

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  NET INCOME                                                                $ 1,211,118       $    257,947
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

               GAIN ON SALE OF LAND                                          (1,260,124)       (310,012.00)
               NET PROCEEDS FROM SALE OF LAND                                 2,052,256         687,938.00
               INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 10,720              8,011
               INCREASE IN PREPAID EXPENSES                                        (323)              (339)
               DECREASE IN DUE FROM AFFILIATE                                      --               13,954
               INCREASE IN LAND                                                    --              (18,500)
                                                                            -----------       ------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                    $ 2,013,647       $    638,999
                                                                            ===========       ============


SEE NOTES TO FINANCIAL STATEMENTS.

                         SOUTHEAST ACQUISITIONS III, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)

A.  ACCOUNTING POLICIES

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

B.  RELATED PARTY TRANSACTIONS

    The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:


                                     1999             1998
                                     ----             ----

    Management Fees                 $19,875         $19,875
    Accounting Fees                    --              --
    Transfer Fees                   $   700         $ 1,675
