Form 10-K405
period 1999-12-31
SOUTHEAST ACQUISITIONS III L P
filed 2000-03-15
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               COMMISSION FILE NUMBER: 0-18454 (FORMERLY 33-26759)

                  --------------------------------------------

                        SOUTHEAST ACQUISITIONS III, L.P.

                  --------------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes [X]  No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

                          TABLE OF CONTENTS

PART I

ITEM 1.     BUSINESS...........................................................................1
            Background.........................................................................1
            Material Recent Developments.......................................................2
            Employees..........................................................................2
            Competition........................................................................2
            Trademarks and Patents.............................................................2

ITEM 2.     PROPERTIES.........................................................................2

ITEM 3.     LEGAL PROCEEDINGS..................................................................4

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................4

PART II

ITEM 5.     MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP
            INTEREST AND RELATED SECURITY HOLDER MATTERS.......................................4

ITEM 6.     SELECTED FINANCIAL DATA............................................................5

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..........................................................5
            Background.........................................................................5
            Results of Operations..............................................................6
            1999 Compared to 1998..............................................................6
            1998 Compared to 1997..............................................................6
            Liquidity and Capital Resources....................................................7
            Year 2000 Compliance...............................................................7

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................7

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE................................................7

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP................................7

ITEM 11.    EXECUTIVE COMPENSATION.............................................................9

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................9
            Security Ownership of Management...................................................9
            Changes in Control.................................................................9

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................9

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................10
            (a)  Index to Financial Statements................................................10
            (b)  Reports on Form 8-K..........................................................10
            (c)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)............10

SIGNATURES

                                     PART I

ITEM 1.           BUSINESS

                  Background

                  Southeast Acquisitions III, L.P. (the "Partnership") was formed on November 4, 1988, as a Delaware limited partnership. The Partnership's public offering of 12,400 units of limited partnership interest ("Units") commenced on May 2, 1989 and terminated on August 29, 1989 when all 12,400 Units were sold. The Partnership is scheduled to terminate on December 31, 2001.

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

                  Since acquisition, the Partnership has sold various parcels of the Property. At December 31, 1999, the Partnership's Property consisted of approximately 208 acres in Fulton County, Georgia, approximately 47 acres in Fort Myers, Florida and approximately 42 acres in Columbia, South Carolina.

                  During 1999 there was one sale of 100.01 acres of Fulton County, Georgia Property at $17,608 per acre. This transaction closed in escrow and by year-end had not been funded. This sale will not be reflected on the Income Statement until the closing is funded. However, non-refundable extension fees of $50,000 and related interest payments from the buyer of $11,188 are reflected in the 1999 Statement of Income. The 1999 Balance Sheet includes a deposit in escrow of $40,000 related to this pending sale.

                  During 1998, sales of the Henry County Property consisted of 66 acres at a price of $8,550 per acre, less commissions and expenses, and 13 acres at a price of $12,000 per acre, less commissions and expenses. The remaining 154 acres of the Henry County Property were sold during 1999 for a price of $15,243 per acre, less commissions and expenses.

                  The 24 acre Nashville, Tennessee Property was sold in 1995.

                  The 47 acres of residential land owned in Fort Myers, Florida remain unsold. This land is now under contract for $1,300,000 to close at or before August 31, 2000, subject to various contingencies.

                  None of the Partnership's Property in Columbia, South Carolina was sold during 1999. This Property is currently being marketed through a Columbia, South Carolina real estate broker.

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

                  The General Partner believes that the Partnership's cash reserves will be sufficient to last for at least two more years assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell the Property on unfavorable terms.

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

                  Material Recent Developments

                  The aforementioned closing on the Fulton County, Georgia Property closed in escrow and has not yet been funded. However, the Partnership has received an additional $165,934 of non-refundable earnest money and interest in the first quarter of 2000. The contract has been amended to extend the closing period to May 31, 2000. Until the transaction is funded the outstanding amount will accrue interest at a rate of 10%. All of the remaining Henry County Property sold during 1999 for a total sales price of $2,282,776. All of the Fort Myers Property is currently under contract for One Million Three Hundred Thousand Dollars ($1,300,000) and is scheduled to close during the third quarter of 2000. There can be no assurance that this contract will close. A contract on approximately 7.5 acres of the Columbia, South Carolina Property for $38,000 per acre closed on February 4, 2000. The Partnership has entered into a contract with the City of Columbia and other parties to jointly fund the design and construction of a water main extension to serve the Columbia Property. The estimated cost to the Partnership will be approximately $91,000.

                  Employees

                  The Partnership presently has no employees. The General Partner manages and controls the affairs of the Partnership. (See Part III, Item 10, Directors and Executive Officers of the Partnership).

                  Competition

                  The General Partner believes that there is significant direct competition within a five-mile radius of the Properties. The Properties are located in three distinct areas of the Southeastern United States.

                  Trademarks and Patents

                  The Partnership has no trademarks or patents.

ITEM 2.           PROPERTIES

                  The Partnership owns three tracts of undeveloped land consisting of approximately 208 acres in Fulton County, Georgia, 47 acres in Fort Myers, Florida and 42 acres in Columbia, South Carolina.

                  Fulton County, Georgia Property:

                  The Fulton County, Georgia Property consists of 208 acres of multi-zoned undeveloped land located in the southern portion of Fulton County approximately 16 miles southwest of the central business district, approximately 10 miles west of the Hartsfield-Atlanta International Airport. The Property is located at the northeast and southeast quadrants of the intersection of State route 92 (Campbelltown-Fairburn Road) and the South Fulton Parkway. The Property has approximately 6,000 feet of frontage along State Route 92 on its east side, 1,955 feet of frontage on Red Mill Road and 3,345 feet of frontage on Thompson Road. Both Red Mill and Thompson Roads are paved and intersect with State Route 92 south and north, respectively, of the South Fulton Parkway. The portion of the South Fulton Parkway which intersects the Property provides the site with direct access to both I-85 and I-285, major north-south arteries. The Property is currently the only non-residentially zoned land in the immediate surrounding area. Approximately 108 acres are located in the northeast quadrant of the State Route 92 and South Fulton Parkway intersection, of which 22 acres are zoned C-1 Commercial, 52 are zoned M-1A Industrial Park, and 34 acres are zoned Multi-Family Apartment. Approximately 100 acres are located at the southeast quadrant of State Route 92 and South Fulton Parkway intersection of which 37 acres are zoned C-1 Commercial, 46 are zoned M-1A Industrial Park and 17 acres are zoned 0-1 Office Institutional.
This 100 acre portion closed in escrow (see Material Recent Developments above).

                  All utilities are available to the Property except sewer facilities. The Partnership has no other plans for development of this Property. The General Partner has the sole discretion to decide whether the Partnership should develop the Property to facilitate sales.

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

                  The former general partner had the Fort Myers Property appraised in 1996 by Stewart, Stephan & Bowen, Inc. The 1996 appraiser has no relationship with the former general partner or the current General Partner. The Property was appraised in 1996 for $1,395,000 or approximately $29,062 per acre. The appraiser used the sales comparison (market) approach to value the Property. The current General Partner had the land appraised in 1999 by Stephen & Associates. The property was appraised at $1,201,050, or approximately $25,500 per acre. This appraiser also used the sales comparison (market) approach to value the property. The land was written down to appraised value, less estimated cost to sale, resulting in the recognition of a provision for loss on land of $141,147 during the year end December 31, 1999.

                  The appraised value does not reflect costs, expenses and commissions, which would be incurred in connection with a sale of the property. Moreover, appraisals are only an approximation of current market value which can only be established by an actual sale.

                  All 47 acres are under contract for sale for $1,300,000 with an outside closing date of August 31, 2000, but there can be no assurance the contract will close.

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

                  During the first quarter of 2000, the Partnership entered into a contract with an independent contractor that will extend a water line into the property. Funds totaling $100,000 were escrowed from the February 4, 2000 closing to cover the Partnership's share of this water line. All other utilities including a sewer line on the Property are presently available to the Property for commercial use.

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

                  There were no matters submitted to a vote of security holders in 1999.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

                  There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on May 2, 1989 of 12,400 Units of limited partnership interests. The offering of $12,400,000 was fully subscribed and terminated on August 29, 1989. As of December 31, 1999, there were 711 limited partners in the Partnership.

ITEM 6.           SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------
                   For the Year        For the Year     For the Year      For the Year     For the Year
                      Ended               Ended             Ended             Ended           Ended
                   December 31,         December 31,     December 31,      December 31,     December 31,
                       1999                1998              1997              1996            1995
------------------------------------------------------------------------------------------------------------
Operating
Revenues             $1,343,860         $  333,395        $  114,666       $   131,091       $  438,539
------------------------------------------------------------------------------------------------------------

Net Income (Loss)    $1,113,511**       $  240,988        $   (5,089)      $(4,306,098)*     $  362,771
------------------------------------------------------------------------------------------------------------

Net Income (Loss) per
Unit of Limited
Partnership
Interest             $    89.80         $    19.43        $     (.41)      $   (347.27)      $    29.26
------------------------------------------------------------------------------------------------------------

Total Assets         $3,597,804         $4,490,341        $4,895,246       $ 4,876,351       $9,180,938
------------------------------------------------------------------------------------------------------------

Long Term
Obligations             None                None              None              None            None
------------------------------------------------------------------------------------------------------------

Cash
Distributions
Declared per
Unit of Limited
Partnership
Interest             $      165         $       50            None              None           $    125
------------------------------------------------------------------------------------------------------------

 *Includes a provision for loss on land of $4,348,886.
**Includes a provision for loss on land of $141,147.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Background

                  The Partnership was formed to acquire and realize appreciation in the Property by holding it for investment and eventual sale. However, there can be no assurance that the Partnership's objectives will be realized.

                  The Partnership originally purchased 595 acres of unimproved land at five locations. The status of these Properties at December 31, 1999 is as follows:

--------------------------------------------------------------------------------------------------------
                                                         Property Sold Prior to     Remaining Property
        Place                   Property Purchased          December 31, 1999         Held for Sale
--------------------------------------------------------------------------------------------------------
Fulton County, Georgia               208 acres                    0 acres                208 acres
--------------------------------------------------------------------------------------------------------

Henry County, Georgia                265 acres                  265 acres                  0 acres
--------------------------------------------------------------------------------------------------------

Fort Myers, Florida                   47 acres                    0 acres                 47 acres
--------------------------------------------------------------------------------------------------------

Columbia, South Carolina              51 acres                    9 acres                 42 acres
--------------------------------------------------------------------------------------------------------

Nashville, Tennessee                  24 acres                   24 acres                  0 acres
--------------------------------------------------------------------------------------------------------

                  Results of Operations

                  The Partnership had no operations from the date of its formation on November 4, 1988 until June 1, 1989 when it acquired the initial Property and sold 6,215 Units of Limited Partnership interest. During 1989 the Partnership acquired four additional Properties and sold 6,185 additional Units of Limited Partnership interests.

                  1999 Compared to 1998

                  During 1999 the Partnership had one sale of the Henry County, Georgia Property for a gain of $1,260,125 as compared to 1998 when gains from Property sales were $310,015. Other revenue during 1999 consisted of $61,188 in non-refundable extension fee income and related interest income and $22,547 in interest income.

                  Expenses for 1999 were $230,349, consisting of general and administrative expenses of $34,349, management fees of $26,500, real estate taxes of $19,210, engineering fees of $7,775, insurance of $1,038, Delaware franchise and excise taxes of $330 and a provision for loss on land of $141,147 as previously discussed on page 3. The $9,398 decrease in real estate taxes between 1999 and 1998 was primarily due to the sale of land. The engineering fees were paid as a settlement against a lien on the Fulton County, Georgia Property. A lien had been placed on the property in 1994 by engineers that had been hired to conduct tests on the property adjoining the Partnership Property. It is unclear as to whether Southeast Acquisitions III, LP was a party to the aforementioned contract, however, the prior General Partner did not appear in court to contest the claim filed by the engineers. The creditors agreed to release the lien on the Partnership land for $7,775.

                  1998 Compared to 1997

                  During 1998, the Partnership had two sales of the Henry County, Georgia Property for a gain of $310,015 as compared to 1997 when gains from Property sales were $91,709. Other revenue during 1998 was interest income of $23,380 compared with 1997 interest income of $22,957.

                  Expenses for 1998 were $92,407, consisting of general and administrative expenses of $35,940, management fees of $26,500, real estate taxes of $28,608 and insurance of $1,359. The general and administrative fees included $26,004 for legal and accounting fees. The $13,333 increase in legal and accounting fees over 1997 was due to the change in the general partner, as well as additional assistance required for preparing the income tax return and preparing Security and Exchange Commission reports. The general and administrative fees also included consulting fees totaling $3,256 related to customizing the General Partner's computer software for maintaining limited partner records. In 1997, expenses were $119,755 consisting of general and administrative expenses of $15,397, management fees of $20,260, real estate taxes of $34,365, insurance of $584 and professional fees of $49,149. The latter amount related to a change in the General Partner and Amendments to the Partnership Agreement. The increase in management fees between 1997 and 1998 represent new management fees for the new General Partner which were included as part of an amendment to the Limited Partnership Agreement. The $5,757 decrease in property taxes was due to the sale of land.

                  Inflation did not have a material impact on operations during 1999, 1998 and 1997.

                  Liquidity And Capital Resources

                  Cash generated by operating activities varies from year to year based on the level of land sale activity. The Partnership had cash reserves of $528,342 at December 31, 1999. The General Partner believes that the Partnership has sufficient cash reserves to cover normal partnership expenses for an additional two years. However, if additional expenses are incurred or if the Partnership goes forward with the construction to bring sewer to the Fulton County Property, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

                  Year 2000 Compliance

                  The Partnership's operations are not dependent in any meaningful way on computer hardware or software. The "Year 2000 Issue" generally refers to the inability of computer software or hardware to recognize years in more than two digits. As a result, the year 2000 would appear as "00" and may be viewed by the computer as the year 1900. There was no effect on the Partnership's accounting systems or the Limited Partner registration records from the "Year 2000 Issue."

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Partnership's financial statements for the years ended December 31, 1999, 1998 and 1997, together with the report of the Partnership's independent auditors, Williams Benator & Libby, LLP, are included in this Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                  Mr. Sorenson, age 74, has over 38 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities. All of these activities occurred in the southeastern United States.

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

                  The other member of the General Partner is Southeast Venture LLC ("SVLLC"). The officers and key employees of SVLLC include the following:

                  Paul J. Plummer, age 50. Mr. Plummer is a registered architect and serves as director of architecture services for SVLLC. Mr. Plummer is responsible for facility programming, planning, master planning, facility assessment and design. Before joining SV in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

                  Wood S. Caldwell, age 46. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVLLC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVLLC's development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SV in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

                  Axson E. West, age 45. Mr. West serves as vice president of brokerage services for SVLLC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SV in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. Mr. West is past director of the Nashville Board of Realtors and past president of the board's commercial investment division. He received his bachelor of arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.

                  Cameron W. Sorenson, age 38. Mr. Sorenson serves as director of vertical development for SVLLC. He is primarily responsible for providing development and project management for the clients of SVLLC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large scale land development ventures for SVLLC. Prior to joining SV in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his bachelor of science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

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

ITEM 11.          EXECUTIVE COMPENSATION

                  During the fiscal year ended December 31, 1999, the Partnership did not pay compensation to any officers of the General Partner. The Partnership paid the General Partner a management fee of $26,500 in the fiscal years ended December 31, 1999 and 1998 respectively. See Item 13 of this report, "Certain Relationships and Related Transactions."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  As of December 31, 1999, no person or "group" (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) was known by the Partnership to beneficially own more than five percent of the Units of the Partnership.

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

                  The General Partner will also receive 30% of cash distributions after the Limited Partners have received (i) a return of their Capital Contributions plus (ii) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions (as those terms are defined in the Partnership Agreement). During 1999, 1998, and 1997 the General Partner received no cash distributions.

                  At the special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership's Property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the property, provided that the General Partner or its affiliates would only be entitled to up to 50% of any such compensation. Any such real estate commission or disposition fee that is paid to the General Partner will reduce any distributions to which it would otherwise be entitled under the amended Partnership Agreement. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property. During 1999 and 1998, the Partnership paid real estate commissions of $57,069 and $8,059, respectively, to the General Partner. No real estate sales commissions were paid to the General Partner in 1997.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

                                                                                               Page
                  (a)      Index to Financial Statements

                           Report of Independent Auditors                                       F-1
                           Balance Sheets                                                       F-2
                           Statements of Operations                                             F-3
                           Statements of Partners' Equity (Deficit)                             F-4
                           Statements of Cash Flows                                             F-5
                           Notes to Financial Statements                                        F-6

                           Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Partnership during the fourth quarter of 1999.


                  (c)      Exhibits (numbered in accordance with Item 601 of
                           Regulation S-K)

---------------------------------------------------------------------------------------------
Exhibit Numbers                        Description                               Page Numbers
---------------------------------------------------------------------------------------------
3.1(a)            Certificate of Limited Partnership                                   *
---------------------------------------------------------------------------------------------

3.1(b) & (4)      Restated Limited Partnership Agreement                              **
---------------------------------------------------------------------------------------------

3.1(c)            First Amendment to Restated Limited Partnership Agreement          E-1
---------------------------------------------------------------------------------------------

11                Not Applicable
---------------------------------------------------------------------------------------------

12                Not Applicable
---------------------------------------------------------------------------------------------

13                Not Applicable
---------------------------------------------------------------------------------------------

16                Not Applicable
---------------------------------------------------------------------------------------------

18                Not Applicable
---------------------------------------------------------------------------------------------

19                Not Applicable

---------------------------------------------------------------------------------------------

22                Not Applicable
---------------------------------------------------------------------------------------------

24                Not Applicable
---------------------------------------------------------------------------------------------

25                Not Applicable
---------------------------------------------------------------------------------------------

27                Financial Data Schedule (for SEC use only)
---------------------------------------------------------------------------------------------

28                Not Applicable
---------------------------------------------------------------------------------------------

29                Not Applicable
---------------------------------------------------------------------------------------------

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

         Signature                              Title                           Date
         ---------                              -----                           ----
/s/ Richard W. Sorenson           President, Chief Executive Officer          3/15/00
-----------------------           and Chief Financial Officer of
                                  Southern Management Group, LLC

                        SOUTHEAST ACQUISITIONS III, L.P.

                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                      with

                         REPORT OF INDEPENDENT AUDITORS

                         REPORT OF INDEPENDENT AUDITORS

Partners
Southeast Acquisitions III, L.P.
Nashville, Tennessee

We have audited the accompanying balance sheets of Southeast Acquisitions III, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit), and cash flows for the years ended December 31, 1999, 1998, and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions III, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998, and 1997, in conformity with generally accepted accounting principles.

WILLIAMS BENATOR & LIBBY, LLP

Atlanta, Georgia
January 13, 2000

BALANCE SHEETS

SOUTHEAST ACQUISITIONS III, L.P.

                                                            December 31
                                                       1999             1998
                                                    ----------------------------
ASSETS

Land and improvements held for sale--Note F         $ 3,063,712      $ 3,996,991
Cash and cash equivalents                               528,342          493,350
Deposit--Note E                                           5,750              -0-
                                                    -----------      -----------

                                                    $ 3,597,804      $ 4,490,341
                                                    ===========      ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses               $    13,510      $    13,558
Escrow on pending sale of land--Note D                   40,000              -0-
Payable to previous general partner--Note B               3,584            3,584

Partners' equity (deficit)--Note C
    General partner                                     (32,774)         (43,909)
    Limited partners (12,400 units outstanding)       3,573,484        4,517,108
                                                    -----------      -----------
                                                      3,540,710        4,473,199
                                                    -----------      -----------

                                                    $ 3,597,804      $ 4,490,341
                                                    ===========      ===========



See notes to financial statements.

STATEMENTS OF OPERATIONS

SOUTHEAST ACQUISITIONS III, L.P.

                                                               Year Ended December 31
                                                         1999          1998           1997
                                                      ---------------------------------------
Revenues:
    Gain on sale of land                              $1,260,125     $ 310,015      $  91,709
    Interest and other income                             22,547        23,380         22,957
    Extension fee and interest income on
       pending sale of land--Note D                       61,188           -0-            -0-
                                                      ----------     ---------      ---------
                                                       1,343,860       333,395        114,666

Expenses:
    General and administrative                            42,454        35,940         15,397
    Management fee--Note B                                26,500        26,500         20,260
    Real estate taxes                                     19,210        28,608         34,365
    Insurance                                              1,038         1,359            584
    Professional and other fees related to change
       in general partner and amendment of
       partnership agreement                                 -0-           -0-         49,149
    Provision for loss on land--Note F                   141,147           -0-            -0-
                                                      ----------     ---------      ---------
                                                         230,349        92,407        119,755
                                                      ----------     ---------      ---------

Net income (loss)--Note C:
    General partners                                      11,135         2,410            (51)
    Limited partners                                   1,102,376       238,578         (5,038)
                                                      ----------     ---------      ---------

                                                      $1,113,511     $ 240,988      $  (5,089)
                                                      ==========     =========      =========

Net income (loss) per limited partnership unit        $    89.80     $   19.43      $    (.41)
                                                      ==========     =========      =========



See notes to financial statements.

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

SOUTHEAST ACQUISITIONS III, L.P.

                                                    General        Limited
                                                    Partners       Partners           Total
                                                    --------      -----------      -----------
Balance at January 1, 1997                          $(46,268)     $ 4,903,708      $ 4,857,440

Net loss for the year ended December 31, 1997            (51)          (5,038)          (5,089)
                                                    --------      -----------      -----------

Balance at December 31, 1997                         (46,319)       4,898,670        4,852,351

Net income for the year ended December 31, 1998        2,410          238,578          240,988

Distributions ($50 per unit)                             -0-         (620,140)        (620,140)
                                                    --------      -----------      -----------

Balance at December 31, 1998                         (43,909)       4,517,108        4,473,199

Net income for the year ended December 31, 1999       11,135        1,102,376        1,113,511

Distributions ($165 per unit)                            -0-       (2,046,000)      (2,046,000)
                                                    --------      -----------      -----------

Balance at December 31, 1999                        $(32,774)     $ 3,573,484      $ 3,540,710
                                                    ========      ===========      ===========



See notes to financial statements.

STATEMENTS OF CASH FLOWS

SOUTHEAST ACQUISITIONS III, L.P.

                                                                               Year Ended December 31
                                                                         1999            1998           1997
                                                                      -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                 $ 1,113,511      $ 240,988      $  (5,089)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Gain on sale of land                                          (1,260,125)      (310,015)       (91,709)
         Net proceeds from sale of land                                 2,052,257        707,940        232,351
         Cash paid for land improvements                                      -0-        (18,500)           -0-
         Provision for loss on land                                       141,147            -0-            -0-
         Decrease (increase) in receivable from affiliate                     -0-         13,954        (13,954)
         Increase in deposit                                               (5,750)           -0-            -0-
         (Decrease) increase in accounts payable and
            accrued expenses                                                  (48)        (5,753)        10,206
         Increase (decrease) in escrow on pending
            sale of land                                                   40,000        (20,000)        20,000
         Decrease in payable to previous
            general partner                                                   -0-            -0-         (6,222)
                                                                      -----------      ---------      ---------

                                               NET CASH PROVIDED
                                         BY OPERATING ACTIVITIES        2,080,992        608,614        145,583

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions paid to limited partners                             (2,046,000)      (620,140)           -0-
                                                                      -----------      ---------      ---------

                                          INCREASE (DECREASE) IN
                                       CASH AND CASH EQUIVALENTS           34,992        (11,526)       145,583

Cash and cash equivalents at beginning of year                            493,350        504,876        359,293
                                                                      -----------      ---------      ---------

                                       CASH AND CASH EQUIVALENTS
                                                  AT END OF YEAR      $   528,342      $ 493,350      $ 504,876
                                                                      ===========      =========      =========



See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS III, L.P.

December 31, 1999


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

During 1989, the Partnership purchased undeveloped land as follows: approximately 211 acres in Fulton County, Georgia, approximately 265 acres in Henry County, Georgia, approximately 24 acres in Nashville, Tennessee, approximately 48 acres in Fort Myers, Florida, and approximately 51 acres in Columbia, South Carolina. This land was purchased from an affiliate of the previous general partner. The land in Nashville, Tennessee was sold during 1995. The land in Henry County, Georgia was sold during 1999. At December 31, 1999, the Partnership's property consisted of approximately 208 acres in Fulton County, Georgia, approximately 47 acres in Fort Myers, Florida, and approximately 42 acres in Columbia, South Carolina.

The following accounting policies are presented to assist the reader in understanding the Partnership's financial statements:

Basis of Accounting: The Partnership maintains its accounting records on the accrual basis of accounting. Sales of land are recognized upon the closing of an enforceable sales contract and the Partnership's execution of its obligations under the contract.

Land: The Partnership has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with SFAS Statement No. 121, land held for investment is carried at the lower of cost or fair value. Land held for sale is carried at the lower of cost or fair value less estimated cost to sell. During 1997, land that had previously been considered as held for investment was reclassified to held for sale.

The Partnership's land is carried net of write-downs to fair value, as determined by independent appraisals. Cumulative original write-downs to fair value through December 31, 1999 totaled $3,622,126 on the Fulton County, Georgia land, $817,346 on the Fort Myers, Florida land (including a write-down of $141,147 that was recognized during the last quarter of the year ended December 31, 1999) and $625,861 on the Columbia, South Carolina land.

SOUTHEAST ACQUISITIONS III, L.P.


NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--Continued

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. Write-downs of the land's carrying value that have been recorded for financial statement purposes will not be recognized for income tax purposes until the land is sold. At December 31, 1999 and 1998, remaining write-downs that had not been recognized for income tax purposes totaled $4,964,005 and $4,822,859, respectively.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, the Partnership considers all demand deposits and highly liquid investments purchased with an original maturity of three months or less which can be readily converted to cash on demand, without penalty, to be cash equivalents. At December 31, 1999, cash on deposit included approximately $501,000 in excess of federally insured limits.

NOTE B--RELATED PARTY TRANSACTIONS

During the years ended December 31, 1999, 1998 and 1997, the Partnership paid management fees of $26,500, $26,500 and $4,066, respectively, to the current general partner, as provided for in the amendment to the partnership agreement that was adopted during November 1997. Management fees of $16,194 were paid to the previous general partner during the year ended December 31, 1997. The original partnership agreement provided for cumulative management fees to be paid to the previous general partner of $207,244. That limit was reached during 1997.

The amended partnership agreement provides for annual management fees of $26,500 to be paid to the current general partner through the year ended December 31, 2001.

At December 31, 1999 and 1998, the Partnership had commissions payable to its previous general partner of $3,584. During the years ended December 31, 1999 and 1998, the Partnership paid commissions to the current general partner related to the sale of land of $57,069 and $8,059, respectively.

SOUTHEAST ACQUISITIONS III, L.P.


NOTE B--RELATED PARTY TRANSACTIONS--Continued

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. During the years ended December 31, 1999 and 1998, reimbursements to the current general partner's members and related companies totaled $7,016 and $10,090, respectively. Reimbursements to the previous general partner totaled $41,325 during the year ended December 31, 1997.

NOTE C--PARTNERS' EQUITY

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

(a) Cash Distributions--Except for distributions in connection with the liquidation of the Partnership, cash distributions, if any, will be made 100% to the limited partners until the limited partners have received (i) a return of their capital contributions ($8,157,337 at December 31, 1999) plus (ii) cumulative distributions equal to their 10% noncompounded cumulative annual return on their adjusted capital contributions, as defined ($12,003,427 at December 31, 1999); thereafter distributions will be made 70% to the limited partners and 30% to the general partner. Distributions in connection with the Partnership's liquidation will be made in accordance with the partners' capital accounts as maintained for federal income tax purposes.

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

During the years ended December 31, 1999 and 1998, the Partnership made distributions to the limited partners of $2,046,000 and $620,140, respectively, or $165 and $50 a unit, respectively, representing a return of their capital contributions. The Partnership made no distributions to the limited partners during the year ended December 31, 1997.

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

NOTE D--EXTENSION FEE AND INTEREST INCOME ON PENDING SALE OF LAND

During the year ended December 31, 1999, the Partnership received a nonrefundable extension fee of $50,000 and interest income of $11,188 related to the extension of the closing date of a pending sales contract. In addition, the Partnership received a deposit of $40,000 to be applied to the sales price at closing. This contract had not closed as of December 31, 1999. No similar fees or interest income were received during the years ended December 31, 1998 and 1997.

NOTE E--COMMITMENT

During the year ended December 31, 1999, the Partnership entered into a joint agreement with several other parties to share in the cost of the design and construction of a water main extension to serve each of the parties' properties in Columbia, South Carolina. The Partnership paid an initial deposit of $5,750 toward their total commitment of approximately $91,000. As of December 31, 1999, construction of the water main extension had not begun.

SOUTHEAST ACQUISITIONS III, L.P.


NOTE F--SUMMARY OF PROPERTY AND ACTIVITY

At December 31, 1999, land consisted of the following:

          Description                     Initial Cost         Carrying Amount         Date Acquired
--------------------------------          ------------         ---------------         -------------
208 acres of undeveloped land in
  Fulton County, Georgia                  $   4,972,126         $   1,350,000          June 1989

47 acres of undeveloped land
  in Fort Myers, Florida                      1,898,291             1,080,945          August 1989

42 acres of undeveloped land
  in Columbia, South Carolina                 1,157,300               632,767          December 1989
                                          -------------         -------------

                                          $   8,027,717         $   3,063,712
                                          =============         =============

There were no liens on the land as of December 31, 1999. At December 31, 1999, the aggregate carrying value of this land for income tax purposes was $8,027,717. The difference between the carrying value for financial statement purposes and income tax purposes resulted from write-downs on the land that were recorded for financial statement purposes as more fully described in Note A.

Land activity during the years ended December 31, 1997, 1998 and 1999 consisted of the following:

         Balance at January 1, 1997                                     $4,517,058
         Additions                                                             -0-
         Deductions--cost of land sold                                    (140,642)
                                                                        ----------
                                      Balance at December 31, 1997       4,376,416

         Additions--water and sewer improvements                            18,500
         Deductions--cost of land sold                                    (397,925)
                                                                        ----------
                                      Balance at December 31, 1998       3,996,991

         Additions                                                             -0-
         Deductions--cost of land sold                                    (792,132)
         Write-down to lower of cost or fair value,
             less estimated cost to sell                                  (141,147)
                                                                        ----------
                                      Balance at December 31, 1999      $3,063,712
                                                                        ==========