Form 10-Q
period 2000-03-31
SOUTHEAST ACQUISITIONS III L P
filed 2000-05-15
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2000 TO MARCH 31, 2000.


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

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (b) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at March 31, 2000 are attached hereto as Exhibit A.

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

         Results of Operations for First Quarter of 2000 Compared with First Quarter of 1999

         The Partnership activities for the first quarter of 2000 and the first quarter of 1999 were focused on the sale of Partnership property. During the first quarter of 2000 the Partnership sold approximately 7 acres of land in Columbia, South Carolina for a sales price of $277,020. The Partnership also received $203,708 of non-refundable earnest money and interest to extend the closing on the Fulton County Property that closed in escrow during the fourth quarter of 1999. This sale is now scheduled to be funded no later than May 31st. There can be no assurance that this closing will be funded. During the first quarter of 1999 the Partnership completed the sale of all of the remaining land in Henry County, Georgia (approximately 150 acres) for a sale price of $2,282,776. Other income during the first quarter of 2000 consisted of interest income of $5,310 as compared with $3,907 in the first quarter of 1999. The increase in interest income was primarily due to a higher cash reserve during the first quarter of 2000.

         Expenses in the first quarter of 2000 included general and administrative expenses of $8,588 versus $6,382 in the first quarter of 1999. The increase was primarily due to increased accounting and legal costs. In addition, the Partnership had $6,625 of management fees, the same as was incurred during the first quarter of 1999. Real estate taxes in the first quarter of 2000 were $3,955 compared with $6,509 in the first quarter of 1999 as a result of the Partnership owning less property in the 2000 period. However, the Partnership did incur greenbelt rollback taxes of $12,254 on the Columbia, South Carolina property that was sold in February. There was no such tax in 1999. Insurance in the first quarter of 2000 was $43 as compared with $323 in the first quarter of 1999. This decrease is primarily due to the Partnership owning less land.

         Inflation did not have any material impact on operations during the first quarter of 2000 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $846,745 at March 31, 2000, which will be used to cover the following estimated annual costs: management fees of $26,500, accounting fees of $13,200, legal fees of $8,000, insurance costs of $173, property taxes of $14,135, and other general and administrative expenses $9,000. There will be a distribution to the limited partners if the South Fulton County closing, as previously mentioned, is funded in the second quarter. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional two years. However, if additional expenses are incurred, then the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the first quarter of 2000.

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

         No matters were submitted to the Partners for a vote during the first quarter of 2000.

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




Signature                               Title                         Date
---------                               -----                         ----

/s/ Richard W. Sorenson             President,                    May 15, 2000
-------------------------           Southern Management           ------------
Richard W. Sorenson                 Group, LLC


                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                                 BALANCE SHEETS


                                                      MARCH 31,
                                                       2000           DECEMBER 31,
                      ASSETS                        (UNAUDITED)           1999
                                                    -----------       -----------
LAND HELD FOR SALE                                  $ 2,954,531       $ 3,063,712

CASH AND CASH EQUIVALENTS                               846,745           528,342

DEPOSIT - WATER LINE EXTENSION                          100,000             5,750

ESCROW CASH RECEIVABLE                                    5,800              --

PREPAID EXPENSES                                            130              --
                                                    -----------       -----------
                                                    $ 3,907,206       $ 3,597,804
                                                    ===========       ===========

        LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES               $     6,844       $    13,510

ESCROW ON PENDING SALE OF LAND                           40,000            40,000

PAYABLE TO PREVIOUS GENERAL PARTNER                       3,584             3,584

PARTNERS' EQUITY:
  GENERAL PARTNER                                       (29,614)          (32,774)
  LIMITED PARTNERS (12,400 UNITS OUTSTANDING)         3,886,392         3,573,484
                                                    -----------       -----------
                                                      3,856,778         3,540,710
                                                    -----------       -----------
                                                    $ 3,907,206       $ 3,597,804
                                                    ===========       ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                         SOUTHEAST ACQUISITIONS III, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)


                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31
                                                    ----------------------------
                                                       2000              1999
                                                       ----              ----
REVENUES:
  GAIN ON SALE OF LAND                              $  139,111        $1,260,124
  EXTENSION FEES AND INTEREST INCOME                   203,708              --
  INTEREST INCOME                                        5,310             3,907
                                                    ----------        ----------
                                                       348,129         1,264,031
                                                    ----------        ----------

EXPENSES:
  GENERAL AND ADMINISTRATIVE                             8,588             6,382
  MANAGEMENT FEE                                         6,625             6,625
  REAL ESTATE TAXES                                     16,209             6,509
  INSURANCE                                                 43               323
  DELAWARE FRANCHISE AND EXCISE TAX                       --                 230
  TENNESSEE STATE TAX                                      596              --
                                                    ----------        ----------
                                                        32,061            20,069
                                                    ----------        ----------

NET INCOME (LOSS)                                      316,068         1,243,962

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                                3,540,710         4,473,199
                                                    ----------        ----------

PARTNERS' EQUITY,
  END OF PERIOD                                     $3,856,778        $5,717,161
                                                    ==========        ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                     12,400            12,400
                                                    ==========        ==========

INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                                          $    25.23        $    99.32
                                                    ==========        ==========


                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31
                                                                             ---------------------------
                                                                               2000              1999
                                                                               ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  PROCEEDS FROM SALE OF LAND, NET OF RECEIVABLE OF $5,800                    $ 242,492       $ 2,052,255
  EXTENSION FEE AND INTEREST INCOME RECEIVED                                   203,708              --
  INTEREST INCOME RECEIVED                                                       5,310             3,907
  CASH PAID FOR OPERATING EXPENSES                                             (38,857)          (22,103)
  CASH PAID FOR DEPOSIT ON WATER LINE EXTENSION                                (94,250)             --
                                                                             ---------       -----------
               NET CASH PROVIDED  BY
                 OPERATING ACTIVITIES                                          318,403         2,034,059

CASH, BEGINNING OF PERIOD                                                      528,342           493,350
                                                                             ---------       -----------
CASH, END OF PERIOD                                                          $ 846,745       $ 2,527,409
                                                                             =========       ===========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME                                                                   $ 316,068       $ 1,243,962
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:

               GAIN ON SALE OF LAND                                           (139,111)       (1,260,124)
               NET PROCEEDS FROM SALE OF LAND, NET OF RECEIVABLE OF $5,800     242,492         2,052,256
               (DECREASE) INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES     (6,666)              595
               INCREASE IN DEPOSIT                                             (94,250)             --
               INCREASE IN PREPAID EXPENSES                                       (130)             (970)
               INCREASE IN ACCOUNTS RECEIVABLE                                    --              (1,660)
                                                                             ---------       -----------
               NET CASH PROVIDED BY OPERATING
                 ACTIVITIES                                                  $ 318,403       $ 2,034,059
                                                                             =========       ===========




SEE NOTES TO FINANCIAL STATEMENTS.

                         SOUTHEAST ACQUISITIONS III, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 2000
                                   (Unaudited)

A.    ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

B.    RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:


                                               2000                1999
                                               ----                ----

         Management Fees                     $  6,625            $  6,625
         Accounting Fees                         --                  --
         Transfer Fees                       $     75            $    200
         Commissions                         $ 13,851            $ 57,069
         Reimbursements                      $    264            $  2,076