Form 10-Q
period 2000-06-30
SOUTHEAST ACQUISITIONS III L P
filed 2000-08-14
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
  ---     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
  ---     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM APRIL 1, 2000
          TO JUNE 30, 2000



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

3011 Armory Drive, Suite 310
Nashville, Tennessee 37204
(Address of Principal Executive Offices)

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

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at June 30, 2000 attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a "Property," collectively the "Properties"): 208 acres of undeveloped land in Fulton County, Georgia; 265 acres of undeveloped land in Henry County, Georgia; 24 acres of undeveloped land near Nashville, Tennessee; 47 acres of undeveloped land near Fort Myers, Florida; and 51 acres of undeveloped land near Columbia, South Carolina. There can be no assurance that the Partnership's objectives will be realized. At June 30, 2000, the remaining land consisted of approximately 208 acres of the Fulton County, Georgia land, approximately 47 acres of the Fort Myers, Florida land and approximately 35 acres of the Columbia, South Carolina land.

         Results of Operations for Second Quarter of 2000 Compared with Second Quarter of 1999

         The Partnership activities for the second quarter of 2000 and the second quarter of 1999 were focused on the sale of Partnership property. During the second quarter of 2000 the Partnership recognized $43,511 in non-refundable earnest money, which represents interest at the rate of eight percent (8%) per annum, to extend the closing on approximately 100 acres of the Fulton County Property that closed in escrow during the fourth quarter of 1999. This sale is now scheduled to be funded no later than August 31, 2000. Other income during the second quarter of 2000 consisted of interest income of $4,525 as compared with $11,655 in the second quarter of 2000. The decrease in interest earned is a result of having a lower average cash reserve during the quarter compared to the same quarter of 1999. There was a decrease to the cash reserve resulting from a distribution to the limited partners.

         During the second quarter of 2000 there was a sale of .29 acres of the Columbia, South Carolina Property for a sales price of $11,020. This land was sold to the same party that purchased 7.29 acres of the South Carolina Property in the first quarter of 2000. There were no sales during the second quarter of 1999.

         Expenses in the second quarter of 2000 included general and administrative expenses of $12,178 versus $15,278 in the second quarter of 1999. The decrease was primarily due to decreased professional fees. The 1999 professional fees included engineering fees of $3,498 related to the sale of the property. There have been no such fees in 2000. In addition, the Partnership had $6,625 of management fees, the same as was incurred in the second quarter of 1999. Real estate taxes in the second quarter of 2000 were $3,541 compared with $3,562 in the second quarter of 1999. The Partnership also incurred greenbelt rollback taxes of $473 during the second quarter of 2000 on the Columbia, South Carolina Property that was sold in May. There was no such tax in 1999. Insurance in the second quarter of 2000 was $77 compared with $324 in the second quarter of 1999.

         Inflation did not have any material impact on operations during the second quarter of 2000 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         After making a $620,000 distribution to the limited partners, the Partnership had cash reserves of $259,011 at June 30, 2000, which will be used to cover the following estimated annual costs: management fees of $26,500, accounting fees of $13,500, legal fees of $8,000, insurance costs of $240, property taxes of $14,135, and other general and administrative expenses of $4,000. There will be a distribution to the limited partners if the previously mentioned Fulton County land sale is funded in the third quarter. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional year and six months. However, if additional expenses are incurred or if the Partnership goes forward with the construction to bring sewer to the Fulton County Property, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the second quarter of 2000.

Item 3 - Defaults Upon Senior Securities

         There was no default in the payment of principal, interest, a sinking or purchase fund installment or any other default with respect to any indebtedness of the Partnership. The Partnership have issued no preferred stock; accordingly, there has been no arrearages or delinquencies with respect to any such preferred stock.

Item 4 - Submission of Matters to a Vote of Security Holders

         No matters were submitted to the Partners for a vote during the second quarter of 2000.

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



Signature                              Title                         Date
---------                              -----                         ----

/s/ Richard W. Sorenson          Member,                       August 11, 2000
---------------------------      Southern Management
Richard W. Sorenson              Group, LLC


                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                                 BALANCE SHEETS

                                                      JUNE 30
                                                       2000           DECEMBER 31,
                           ASSETS                   (UNAUDITED)           1999
                                                    -----------       -----------
LAND HELD FOR SALE                                  $ 2,950,188       $ 3,063,712

CASH AND CASH EQUIVALENTS                               259,011           528,342

ACCOUNTS RECEIVABLE                                      14,344                --

DEPOSIT - WATER LINE EXTENSION                          100,000             5,750

PREPAID EXPENSES                                             53                --
                                                    -----------       -----------
                                                    $ 3,323,596       $ 3,597,804
                                                    ===========       ===========


              LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES               $    12,660       $    13,510

ESCROW ON PENDING SALE OF LAND                           40,000            40,000

PAYABLE TO PREVIOUS GENERAL PARTNER                       3,584             3,584

PARTNERS' EQUITY:
  GENERAL PARTNER                                       (29,309)          (32,774)
  LIMITED PARTNERS (12,400 UNITS OUTSTANDING)         3,296,661         3,573,484
                                                    -----------       -----------
                                                      3,267,352         3,540,710
                                                    -----------       -----------
                                                    $ 3,323,596       $ 3,597,804
                                                    ===========       ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                               FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                   ENDED JUNE 30                      ENDED JUNE 30
                                           ----------------------------       ----------------------------
                                              2000              1999              2000              1999
                                              ----              ----              ----              ----
REVENUES:
  GAIN ON SALE OF LAND                    $     5,532       $        --       $   144,643       $ 1,260,124
  EXTENSION FEES AND INTEREST INCOME           43,511                --           247,219                --
  INTEREST INCOME                               4,525            11,655             9,835            15,562
                                          -----------       -----------       -----------       -----------
                                          $    53,568       $    11,655           401,697         1,275,686
                                          -----------       -----------       -----------       -----------

EXPENSES:
  GENERAL AND ADMINISTRATIVE                   12,178            15,278            20,766            21,660
  MANAGEMENT FEE                                6,625             6,625            13,250            13,250
  REAL ESTATE TAXES                             4,014             3,562            20,223            10,071
  INSURANCE                                        77               324               120               647
  DELAWARE FRANCHISE & EXCISE TAX                 100               100               100               330
  TENNESSEE STATE TAX                              --                --               596                --
                                          -----------       -----------       -----------       -----------
                                               22,994            25,889            55,055            45,958
                                          -----------       -----------       -----------       -----------

NET INCOME (LOSS)                              30,574           (14,234)          346,642         1,229,728

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                       3,856,778         5,717,161         3,540,710         4,473,199
                                          -----------       -----------       -----------       -----------

CAPITAL DISTRIBUTION                         (620,000)       (2,046,000)         (620,000)       (2,046,000)

PARTNERS' EQUITY,
  END OF PERIOD                           $ 3,267,352       $ 3,656,927       $ 3,267,352       $ 3,656,927
                                          ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                            12,400            12,400            12,400            12,400
                                          ===========       ===========       ===========       ===========

INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                                $      2.44       $     (1.14)      $     27.68       $     98.18
                                          ===========       ===========       ===========       ===========




SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   FOR THE SIX MONTHS
                                                                      ENDED JUNE 30
                                                               ---------------------------
                                                                  2000              1999
                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  PROCEEDS FROM SALE OF LAND                                    $ 258,167       $ 2,052,255
  EXTENSION FEE AND INTEREST INCOME RECEIVED                      247,219                --
  INTEREST INCOME RECEIVED                                          9,835            15,562
  CASH PAID FOR OPERATING EXPENSES                                (70,302)          (46,161)
  CASH PAID FOR DEPOSIT                                           (94,250)               --
                                                                ---------       -----------
               NET CASH PROVIDED  BY OPERATING
                 ACTIVITIES                                       350,669         2,021,656

CASH FLOWS FROM FINANCING ACTIVITIES:
  DISTRIBUTION TO LIMITED PARTNERS                               (620,000)       (2,046,000)
                                                                ---------       -----------
               DECREASE IN CASH                                  (269,331)          (24,344)


CASH, BEGINNING OF PERIOD                                         528,342           493,350
                                                                ---------       -----------
CASH, END OF PERIOD                                             $ 259,011       $   469,006
                                                                =========       ===========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  NET INCOME                                                    $ 346,642       $ 1,229,728
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:

               GAIN ON SALE OF LAND                              (144,643)       (1,260,124)
               NET PROCEEDS FROM SALE OF LAND                     258,167         2,052,256
               (DECREASE) INCREASE IN ACCOUNTS PAYABLE AND
                  ACCRUED EXPENSES                                   (850)            2,074
               INCREASE IN DEPOSIT                                (94,250)               --
               INCREASE IN PREPAID EXPENSES                           (53)             (647)
               INCREASE IN ACCOUNTS RECEIVABLE                    (14,344)           (1,631)
                                                                ---------       -----------
               NET CASH PROVIDED BY OPERATING ACTIVITIES        $ 350,669       $ 2,021,656
                                                                =========       ===========




SEE NOTES TO FINANCIAL STATEMENTS.

                         SOUTHEAST ACQUISITIONS III, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Six Months Ended June 30, 2000
                                   (Unaudited)

A.    ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

B.    RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:


                                          2000              1999
                                          ----              ----
      Management Fees                   $ 13,250          $13,250
      Reimbursements                    $  1,047          $ 3,085
      Commissions                       $  7,477          $57,069
