Form 10-Q
period 2000-09-30
SOUTHEAST ACQUISITIONS III L P
filed 2000-11-13
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q


   X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
 -----            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                  ENDED SEPTEMBER 30, 2000.

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
 ----- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JULY 1, 2000 TO SEPTEMBER 30, 2000.



Commission File number: 0-18454 (formerly 33-26759)
                        --------------------------


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

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at September 30, 2000 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a "Property," collectively the "Properties"): 208 acres of undeveloped land in Fulton County, Georgia; 265 acres of undeveloped land in Henry County, Georgia; 24 acres of undeveloped land near Nashville, Tennessee; 47 acres of undeveloped land near Fort Myers, Florida; and 51 acres of undeveloped land near Columbia, South Carolina. There can be no assurance that the Partnership's objectives will be realized. At September 30, 2000, the remaining land consisted of approximately 208 acres of the Fulton County, Georgia land, approximately 47 acres of the Fort Myers, Florida land, and approximately 35 acres of the Columbia, South Carolina land.

         Results of Operations for Third Quarter of 2000 Compared with Third Quarter of 1999

         The Partnership activities for the third quarter of 2000 and the third quarter of 1999 were focused on the sale of Partnership property. During the third quarter of 2000, the Partnership recognized $24,822 in non-refundable earnest money, which represents interest at the rate of eight percent (8%) per annum, to extend the closing on approximately 100 acres of the Fulton County Property that closed in escrow during the fourth quarter of 1999. This sale is now scheduled to be funded no later than March 31, 2001. Other income during the third quarter of 2000 consisted of interest income of $3,158 as compared with $3,475 in the third quarter of 1999. The decrease in interest earned is a result of having a lower average cash reserve during the quarter compared to the same quarter of 1999. There was a decrease to the cash reserve resulting from a distribution to the limited partners.

         Expenses in the third quarter of 2000 included general and administrative expenses of $6,862 versus $5,619 in the third quarter of 1999. The increase was primarily due to an increase in legal fees. In addition, the Partnership had $6,625 of management fees, the same as was incurred in the third quarter of 1999. Real estate taxes in the third quarter of 2000 were $16,483 compared with $9,518 in the third quarter of 1999. This increase was primarily due to the reclassification of the Fort Myers, Florida Property. This Property was reclassified from Agricultural property to Commercial property. Insurance in the third quarter of 2000 was $10 compared with $323 in the third quarter of 1999.

         At the end of the third quarter of 2000, all of the Fort Myers, Florida land was under contract for a sales price of $1,300,000. This contract closed on October 2, 2000.

         Inflation did not have any material impact on operations during the third quarter of 2000, and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $300,113 at September 30, 2000, which will be used to cover the following estimated annual costs: management fees of $26,500, accounting fees of $13,500, legal fees of $8,000, insurance premiums of $150, property taxes of $9,300, and other general and administrative expenses of $4,000. There will be a distribution to the limited partners when the previously mentioned Fort Myers land sale is funded in the fourth quarter. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional year and three months. However, if additional expenses are incurred the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the third quarter of 2000.

Item 3 - Defaults Upon Senior Securities

         There was no default in the payment of principal, interest, a sinking or purchase fund installment or any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there have been no arrearages or delinquencies with respect to any such preferred stock.

Item 4 - Submission of Matters to a Vote of Security Holders

         No matters were submitted to the Partners for a vote during the third quarter of 2000.

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
/s/ Richard W. Sorenson             Member,                    November 9, 2000
Richard W. Sorenson                 Southern Management        ----------------
                                    Group, LLC


                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                                 BALANCE SHEETS

                                                   SEPTEMBER 30,     DECEMBER 31,
                                                       2000              1999
                           ASSETS                   (Unaudited)
                                                   -------------     ------------
Land held for sale                                  $ 3,050,188       $ 3,063,712

Cash and cash equivalents                               300,113           528,342

Deposit - water line extension                             --               5,750

Prepaid expenses                                             43              --
                                                    -----------       -----------
                                                    $ 3,350,344       $ 3,597,804
                                                    ===========       ===========


              LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses               $    41,408       $    13,510

Escrow on pending sale of land                           40,000            40,000

Payable to previous general partner                       3,584             3,584

Partners' equity:
  General partner                                       (29,328)          (32,774)
  Limited partners (12,400 units outstanding)         3,294,680         3,573,484
                                                    -----------       -----------
                                                      3,265,352         3,540,710
                                                    -----------       -----------
                                                    $ 3,350,344       $ 3,597,804
                                                    ===========       ===========



See notes to financial statements.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                             FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                         ----------------------------      ----------------------------
                                            2000             1999              2000            1999
                                         -----------      -----------      -----------      -----------
REVENUES:
  Gain on sale of land                   $      --        $      --        $   144,643      $ 1,260,124
  Extension fees and interest income          24,822             --            272,041             --
  Interest income                              3,158            3,475           12,993           19,037
                                         -----------      -----------      -----------      -----------
                                         $    27,980      $     3,475          429,677        1,279,161
                                         -----------      -----------      -----------      -----------

EXPENSES:
  General and administrative                   6,862            5,619           27,628           27,279
  Management fee                               6,625            6,625           19,875           19,875
  Real estate taxes                           16,483            9,518           36,706           19,589
  Insurance                                       10              323              130              970
  Delaware franchise & excise tax               --               --                100              330
  Tennessee state tax                           --               --                596             --
                                         -----------      -----------      -----------      -----------
                                              29,980           22,085           85,035           68,043
                                         -----------      -----------      -----------      -----------

NET INCOME (LOSS)                             (2,000)         (18,610)         344,642        1,211,118

Partners' equity,
  Beginning of period                      3,267,352        3,656,927        3,540,710        4,473,199
                                         -----------      -----------      -----------      -----------

Capital distribution                            --               --           (620,000)      (2,046,000)

Partners' equity,
  End of period                          $ 3,265,352      $ 3,638,317      $ 3,265,352      $ 3,638,317
                                         ===========      ===========      ===========      ===========

Weighted average number
  of limited partnership
  units outstanding                           12,400           12,400           12,400           12,400
                                         ===========      ===========      ===========      ===========

Income (loss) from operations
  per limited partnership
  interest                               $     (0.16)     $     (1.49)     $     27.52      $     96.69
                                         ===========      ===========      ===========      ===========



See notes to financial statements.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE NINE MONTHS
                                                                                  ENDED SEPTEMBER 30
                                                                               --------------------------
                                                                                  2000           1999
                                                                               ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Proceeds from sale of land                                                   $ 258,167      $ 2,052,256
  Extension fee and interest income received                                     272,041             --
  Interest income received                                                        12,993           19,037
  Cash paid for operating expenses                                               (57,180)         (57,646)
  Cash paid for water line extension                                             (94,250)            --
                                                                               ---------      -----------
               Net cash provided  by
                 operating activities                                            391,771        2,013,647

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to limited partners                                              (620,000)      (2,046,000)
                                                                               ---------      -----------
               Decrease in cash                                                 (228,229)         (32,353)


Cash, beginning of period                                                        528,342          493,350
                                                                               ---------      -----------
Cash, end of period                                                            $ 300,113      $   460,997
                                                                               =========      ===========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  Net income                                                                   $ 344,642      $ 1,211,118
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:

               Gain on sale of land                                             (144,643)      (1,260,124)
               Net proceeds from sale of land                                    258,167        2,052,256
               Increase in land - water line extension                           (94,250)            --
               Increase in accounts payable and accrued expenses                  27,898           10,720
               Increase in prepaid expenses                                          (43)            (323)
                                                                               ---------      -----------
               Net cash provided by operating
                 activities                                                    $ 391,771      $ 2,013,647
                                                                               =========      ===========



See notes to financial statements.

                         SOUTHEAST ACQUISITIONS III, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 2000
                                   (Unaudited)

A.   ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

B.   RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                               2000             1999
                                               ----             ----
         Management Fees                      $19,875          $19,875
         Commissions                          $ 7,477          $57,069
         Reimbursements                       $ 2,325          $ 3,638