Form 10-K405
period 2000-12-31
SOUTHEAST ACQUISITIONS III L P
filed 2001-03-28
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              COMMISSION FILE NUMBER: 0-18454 (FORMERLY 33-26759)

     ---------------------------------------------------------------------

                        SOUTHEAST ACQUISITIONS III, L.P.

     ----------------------------------------------------------------------

                        (Name of issuer in its charter)


      Delaware                                  23-2532708
(State of Incorporation)      (IRS Employer Identification Organization Number)


                          3011 Armory Drive, Suite 310
                           Nashville, Tennessee 37204
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


          Issuer's telephone no., including area code: (615) 833-8716
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

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


PART I

ITEM 1.           BUSINESS...............................................................................1

                  Background.............................................................................1
                  Material Recent Developments 2
                  Employees..............................................................................2
                  Competition............................................................................2
                  Trademarks and Patents.................................................................2

ITEM 2.           PROPERTIES.............................................................................2

ITEM 3.           LEGAL PROCEEDINGS......................................................................3

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................3

PART II

ITEM 5.           MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP
                  INTEREST AND RELATED SECURITY HOLDER MATTERS...........................................4

ITEM 6.           SELECTED FINANCIAL DATA................................................................4
                  SELECTED QUARTERLY FINANCIAL DATA......................................................5

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..............................................................6
                  Background.............................................................................6
                  Results of Operations..................................................................6
                  2000 Compared to 1999..................................................................6
                  1999 Compared to 1998..................................................................7
                  Liquidity and Capital Resources........................................................7
                  Year 2000 Compliance...................................................................7

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................7

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE....................................................7

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP....................................7

ITEM 11.          EXECUTIVE COMPENSATION.................................................................9

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.............................................................................9
                  Security Ownership of Management.......................................................9
                  Changes in Control.....................................................................9

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................9

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K...................................................................10
                  (a)      Index to Financial Statements................................................10
                  (b)      Reports on Form 8-K..........................................................10
                  (c)      Exhibits (numbered in accordance with Item 601 of Regulation
                           S-K).........................................................................10

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

                  The Partnership purchased the following five parcels of unimproved land in 1989: 208 acres in Fulton County, Georgia; 265 acres in Henry County, Georgia; 24 Acres in Nashville, Tennessee; 47 acres in Fort Myers, Florida; and 51 acres in Columbia, South Carolina. The Partnership's primary business objective is to realize appreciation in the value of the five parcels of unimproved land (each a "Property"), collectively the "Properties"), by holding the Properties for investment and eventual sale, although there is no assurance that this will be attained.

                  Since acquisition, the Partnership has sold various parcels of the Property. At December 31, 2000, the Partnership's Property consisted of approximately 208 acres in Fulton County, Georgia and approximately 35 acres in Columbia, South Carolina.

                  During 1999, there was one sale of 100.01 acres of Fulton County, Georgia Property at $17,608 per acre. This transaction closed in escrow and by year-end 2000 has still not been funded. This sale will not be reflected on the Income Statement until the closing is funded. However, interest income of $191,449 from the buyer is reflected in the 2000 Statement of Income. Non-refundable extension fees of $50,000 and related interest payments from the buyer of $11,188 had been reflected in the 1999 Statement of Income. However, during 2000, the Partnership agreed to apply $50,000 of the 1999 non-refundable extension fee of $50,000 to the sales price at closing. The 2000 Balance Sheet includes a deposit in escrow of $412,164 related to this pending sale.

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

                  The 24 acre Nashville, Tennessee Property was sold in 1995.

                  During 2000, the remaining 47 acres of the Fort Myers, Florida Property were sold at a sales price of $1,300,000, less commissions and expenses.

                  During 2000, there were two sales of the Columbia, South Carolina Property consisting of 7.29 acres and .29 acres, each at a price of $38,000 per acre, less commissions and expenses. The remaining Property is currently being marketed through a Columbia, South Carolina real estate broker.

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

                  The General Partner believes that the Partnership's cash reserves will be sufficient to last for at least one more year assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell the Property on unfavorable terms.

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

                  Material Recent Developments

                  The aforementioned closing on the Fulton County, Georgia Property closed in escrow in 1999 and has not yet been funded. However, the Partnership has received an additional $48,330 of interest from the buyer in the first quarter of 2001. The contract has been amended to extend the closing period to March 31, 2001. Until the transaction is funded the outstanding amount will accrue interest at a rate of 10%. All of the Fort Myers Property was sold during 2000 for a total sales price of $1,300,000. The Partnership had previously entered into a contract with the City of Columbia and other parties to jointly fund the design and construction of a water main extension to serve the Columbia Property. This work was completed during 2000 at a cost to the Partnership of $100,000. All of the remaining Columbia, South Carolina Property is under contract and is scheduled to close by April 7, 2001. The purchase price is $1,008,000, less commissions and closing costs. There can be no assurance that this contract will close.

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

ITEM 2.           PROPERTIES

                  The Partnership owns two tracts of undeveloped land consisting of approximately 208 acres in Fulton County, Georgia and approximately 35 acres in Columbia, South Carolina.

                  Fulton County, Georgia Property

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

                  Fort Myers, Florida Property

                  All of the Fort Myers, Florida Property has been sold. The Property consisted of approximately 47 acres and was sold at a sales price of $1,300,000, less commissions and expenses.

                  Columbia, South Carolina Property

                  The Columbia, South Carolina Property is located on the southwest side of US Highway 176, also known as Broad River Road in Richland County, northwest of downtown Columbia, South Carolina. The Property consists of approximately 35 acres of undeveloped land, generally rectangular in shape, and heavily wooded with a sloping topography. The Property has an abundance of paved frontage including frontage on US Highway 176, County Road 286, County Road 385, and on a new county road.

                  During 2000, the Partnership sold approximately 8 acres at a sales price of $38,000 per acre, less commissions and expenses.

                  During the first quarter of 2000, the Partnership entered into a contract with an independent contractor to extend a water line into the Property. The Partnership's share of this water line was $100,000 and the work was completed in the third quarter of 2000. All other utilities including a sewer line on the Property are presently available to the Property for commercial use.

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

                  There were no matters submitted to a vote of security holders in 2000.

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

                  There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on May 2, 1989 of 12,400 Units of limited partnership interests. The offering of $12,400,000 was fully subscribed and terminated on August 29, 1989. As of December 31, 2000, there were 704 limited partners in the Partnership.

ITEM 6.           SELECTED FINANCIAL DATA


                              For the Year        For the Year         For the Year         For the Year          For the Year
                                Ended                Ended                Ended                Ended                 Ended
                              December 31,        December 31,         December 31,         December 31,          December 31,
                                  2000               1999                  1998                 1997                 1996
                              ------------        -----------          ------------         ------------          ------------

Operating
Revenues                       $  393,435          $1,343,860            $  333,395          $   114,666           $   131,091
                               ----------          ----------            ----------          -----------           -----------

Net Income (Loss)              $  289,363          $1,113,511**          $  240,988          $    (5,089)          $(4,306,098)*
                               ----------          ----------            ----------          -----------           -----------
Net Income (Loss) per
Unit of Limited
Partnership
Interest                       $    23.34          $    89.80            $    19.43          $      (.41)          $   (347.27)
                               ----------          ----------            ----------          -----------           -----------

Total Assets                   $2,526,397          $3,597,804            $4,490,341          $ 4,895,246           $ 4,876,351
                               ----------          ----------            ----------          -----------           -----------

Long Term
Obligations                          None                None                  None                 None                  None
                               ----------          ----------            ----------          -----------           -----------

Cash
Distributions
Declared per
Unit of Limited
Partnership
Interest                       $      140          $      165            $       50                 None                  None
                               ----------          ----------            ----------          -----------           -----------

 *Includes a provision for loss on land of $4,348,886.
**Includes a provision for loss on land of $141,147.

                  SELECTED QUARTERLY FINANCIAL DATA


                              For  the          For the           For  the          For the
                           Quarter Ended     Quarter Ended     Quarter Ended     Quarter Ended
                             December 31,     September 30,        June 30,          March 31,
                               2000              2000              2000              2000
                           -------------     -------------     ------------      -------------

Operating Revenue           $(36,242)***       $ 27,980          $53,568           $348,129
                            ---------          --------          -------           --------

Gross Profit*                    N/A                N/A              N/A                N/A
                            ---------          --------          -------           --------

Net Income (Loss)
before Extra-
ordinary Items and
Cumulative Effect
of a Change in
Accounting                  $(55,279)          $ (2,000)         $30,574           $316,068
                            --------           --------          -------           --------

Net Income (Loss)****
per Unit of Limited
Partnership
Interest                    $  (4.46)          $ (0.16)          $  2.47           $  25.49
                            --------           -------           -------           --------

Net Income
(Loss)                      $(55,279)           $(2.000)         $30,574           $316,068
                            --------            -------          -------           --------


                              For the           For the          For the          For the
                           Quarter Ended     Quarter Ended    Quarter Ended    Quarter Ended
                            December 31,     September 30,       June 30,        March 31,
                               1999               1999             1999            1999
                           -------------     -------------    -------------    -------------

Operating Revenue           $ 64,699          $  3,475          $ 11,655         $1,264,031
                            --------          --------          --------         ----------

Gross Profit*                    N/A               N/A               N/A                N/A
                            --------          --------          --------         ----------

Net Income (Loss)
before Extra-
ordinary Items and
Cumulative Effect
of a Change in
Accounting                  $(97,607)**       $(18,610)         $(14,234)       $1,243, 962
                            --------          --------          --------        -----------

Net Income (Loss)****
per Unit of Limited
Partnership
Interest                    $  (7.87)         $  (1.50)         $  (1.15)        $   100.32
                            --------          --------          --------         ----------

Net Income
(Loss)                      $(97,607)         $(18,610)         $(14,234)        $1,243,962
                            --------          --------          --------         ----------

   *In the real estate industry, costs of sales are netted in the gain on sale of land and are included in operating revenues; therefore, there is no breakdown for gross profit.

  **Includes a provision for loss on land of $141,147.

 ***Negative revenues resulted from the General Partner's fourth quarter decision to apply $50,000 of extension fees to the sales price of a pending land sale at closing. The previous agreement between the Partnership and the potential purchaser was that the $50,000 was a non-refundable extension fee and would not apply to the purchase price.

****Net income (loss) per unit of limited partnership interest for the first three quarters of 1999 and 2000 have been restated to conform to the year-end presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Background

                  The Partnership was formed to acquire and realize appreciation in the Property by holding it for investment and eventual sale. However, there can be no assurance that the Partnership's objectives will be realized.

                  The Partnership originally purchased 595 acres of unimproved land at five locations. The status of these Properties at December 31, 2000 is as follows:



                                                             Property Sold Prior to         Remaining Property
        Place                    Property Purchased             December 31, 2000             Held for Sale
        -----                    ------------------          ----------------------         ------------------
Fulton County, Georgia               208 acres                       0 acres                     208 acres
                                     ---------                     ---------                     ---------

Henry County, Georgia                265 acres                     265 acres                       0 acres
                                     ---------                     ---------                     ---------

Fort Myers, Florida                   47 acres                      47 acres                       0 acres
                                     ---------                      --------                     ---------

Columbia, South Carolina              51 acres                      16 acres                      35 acres
                                     ---------                      --------                     ---------

Nashville, Tennessee                  24 acres                      24 acres                       0 acres
                                     ---------                      --------                     ---------

                  Results of Operations

                  The Partnership had no operations from the date of its formation on November 4, 1988 until June 1, 1989 when it acquired the initial Property and sold 6,215 Units of Limited Partnership interest. During 1989 the Partnership acquired four additional Properties and sold 6,185 additional Units of Limited Partnership interests.

                  2000 Compared to 1999

                  During 2000, the Partnership had two sales of the Columbia, South Carolina Property, sold all of the Fort Myers, Florida Property and recognized interest income on a pending sale on the South Fulton County Property. The gain recognized from these transactions totaled $377,229 as compared to gains from Property sales, extension fees and related interest income of $1,321,313 in 1999. Other revenue in 2000 consisted of $16,206 in interest income compared to $22,547 in 1999.

                  Expenses for 2000 were $104,072, consisting of general and administrative expenses of $38,217, management fees of $26,500, real estate taxes of $39,182 and insurance of $173. The general and administrative expenses included legal and accounting fees of $30,149, which represents an increase of $7,972 compared to 1999. This increase was primarily due to additional legal assistance needed for the Fort Myers, Florida Property sale. The general and administrative expenses also includes professional fees of $1,987, which represents a decrease from 1999 of $5,258. The 1999 fees included $1,100 for an appraisal on the Fort Myers, Florida Property and $3,498 for engineering fees in relation to a sale of the Columbia, South Carolina Property. There were no such fees in 2000. The Partnership also had to pay $2,000 for debris removal on the South Fulton County Property. The $19,972 increase in real estate taxes is primarily due to greenbelt rollback taxes of $12,727 which resulted from the Columbia, South Carolina sales.

                  1999 Compared to 1998

                  During 1999 the Partnership had one sale of the Henry County, Georgia Property for a gain of $1,260,125 as compared to 1998 when gains from Property sales were $310,015. Other revenue during 1999 consisted of $61,188 in non-refundable extension fee income and related interest income and $22,547 in interest income.

                  Expenses for 1999 were $230,349, consisting of general and administrative expenses of $34,349, management fees of $26,500, real estate taxes of $19,210, engineering fees of $7,775, insurance of $1,038, Delaware franchise and excise taxes of $330 and a provision for loss on land of $141,147. The $9,398 decrease in real estate taxes between 1999 and 1998 was primarily due to the sale of land. The engineering fees were paid as a settlement against a lien on the Fulton County, Georgia Property. A lien had been placed on the property in 1994 by engineers that had been hired to conduct tests on the property adjoining the Partnership Property. It is unclear as to whether Southeast Acquisitions III, LP was a party to the aforementioned contract, however, the prior General Partner did not appear in court to contest the claim filed by the engineers. The creditors agreed to release the lien on the Partnership land for $7,775. The provision for loss on land of $141,147 is related to the Fort Myers, Florida Property. The current General Partner had the land appraised by Stephens & Associates. The property was appraised at $1,201,050, or approximately $25,500 per acre. The land was written down to appraised value, less estimated cost to sale.

                  Inflation did not have a material impact on operations during 2000. 1999 and 1998.

                  Liquidity And Capital Resources

                  Cash generated by operating activities varies from year to year based on the level of land sale activity. The Partnership had cash reserves of $534,903 at December 31, 2000. The General Partner believes that the Partnership has sufficient cash reserves to cover normal partnership expenses for an additional year. However, if additional expenses are incurred or if the Partnership goes forward with the construction to bring sewer to the Fulton County Property, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Partnership's financial statements for the years ended December 31, 2000, 1999 and 1998, together with the report of the Partnership's independent auditors, Williams Benator & Libby, LLP, are included in this Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                  Mr. Sorenson, age 75, has over 39 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities. All of these activities occurred in the southeastern United States.

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

                  The other member of the General Partner is Southeast Venture LLC ("SVLLC"). The officers and key employees of SVLLC include the following:

                  Paul J. Plummer, age 51. Mr. Plummer is a registered architect and serves as director of architecture services for SVLLC. Mr. Plummer is responsible for facility programming, planning, master planning, facility assessment and design. Before joining SV in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

                  Wood S. Caldwell, age 47. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVLLC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVLLC's development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SV in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

                  Axson E. West, age 46. Mr. West serves as vice president of brokerage services for SVLLC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SV in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. Mr. West is past director of the Nashville Board of Realtors and past president of the board's commercial investment division. He received his bachelor of arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.

                  Cameron W. Sorenson, age 39. Mr. Sorenson serves as director of vertical development for SVLLC. He is primarily responsible for providing development and project management for the clients of SVLLC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large scale land development ventures for SVLLC. Prior to joining SV in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his bachelor of science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

                  Randall W. Parham, age 45. Mr. Parham is the President of SVLLC. He is primarily responsible for property management, park and association management and also specializes in real estate development and brokerage. Mr. Parham is a licensed real estate broker and architect. Prior to joining SVLLC in 1998, Mr. Parham was a project manager with Gresham, Smith and Partners from 1978 to 1983 and was responsible for overall project management of project team and project financial management. Following his departure from Gresham, Smith and Partners, Mr. Parham joined MetroCenter Properties, Inc., an 850 acre mixed-use development in Nashville, Tennessee. He was Vice President and was responsible for initiation and development of new projects, land sales and lease negotiations. In 1991 he purchased the assets of MetroCenter Properties and formed MetroCenter Management, Inc. where he served as President through 1997.

ITEM 11.          EXECUTIVE COMPENSATION

                  During the fiscal year ended December 31, 2000, the Partnership did not pay compensation to any officers of the General Partner. The Partnership paid the General Partner a management fee of $26,500 in the fiscal years ended December 31, 2000, 1999 and 1998, respectively. See Item 13 of this report, "Certain Relationships and Related Transactions."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  As of December 31, 2000, no person or "group" (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) was known by the Partnership to beneficially own more than five percent of the Units of the Partnership.

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

                  The General Partner will also receive 30% of cash distributions after the Limited Partners have received (i) a return of their Capital Contributions plus (ii) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions (as those terms are defined in the Partnership Agreement). During 2000, 1999, and 1998 the General Partner received no cash distributions.

                  At the special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership's Property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the property, provided that the General Partner or its affiliates would only be entitled to up to 50% of any such compensation. Any such real estate commission or disposition fee that is paid to the General Partner will reduce any distributions to which it would otherwise be entitled under the amended Partnership Agreement. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property. During 2000, 1999 and 1998, the Partnership paid real estate commissions of $72,477, $57,069 and $8,059, respectively, to the General Partner.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K


                  (a)      Index to Financial Statements                                                 Page

                           Report of Independent Auditors                                                 F-2
                           Balance Sheets                                                                 F-3
                           Statements of Income                                                           F-4
                           Statements of Partners' Equity (Deficit)                                       F-5
                           Statements of Cash Flows                                                       F-6
                           Notes to Financial Statements                                                  F-7

                           Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Partnership during the fourth quarter of 2000.

                  (c)      Exhibits (numbered in accordance with Item 601 of
                           Regulation S-K)


Exhibit Numbers                               Description                                 Page Numbers
---------------                               -----------                                 ------------

3.1(a)            Certificate of Limited Partnership                                             *
                  ----------------------------------                                      ----------

3.1(b) & (4)      Restated Limited Partnership Agreement                                         **
                  --------------------------------------                                  ----------

3.1(c)            First Amendment to Restated Limited Partnership Agreement                      E-1
                  ---------------------------------------------------------               ----------

11                Not Applicable
                  --------------

12                Not Applicable
                  --------------

13                Not Applicable
                  --------------

16                Not Applicable
                  --------------

18                Not Applicable
                  --------------

19                Not Applicable
                  --------------

22                Not Applicable
                  --------------

24                Not Applicable
                  --------------

25                Not Applicable
                  --------------

27                Financial Data Schedule (for SEC use only)
                  ------------------------------------------

28                Not Applicable
                  --------------

29                Not Applicable
                  --------------

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

                             SOUTHEAST ACQUISITIONS III, L.P.
                             a Delaware limited partnership


                             By:      SOUTHERN MANAGEMENT GROUP, LLC
                                      General Partner

                             By: /s/ Richard W. Sorenson
                                 ----------------------------------------------
                                      RICHARD W. SORENSON
                                      President and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.


         Signature                                 Title                         Date
         ---------                                 -----                         ----

/s/ Richard W. Sorenson             President, Chief Executive Officer       3/28/2001
-----------------------             and Chief Financial Officer of
                                    Southern Management Group, LLC

Audited Financial Statements
(A Limited Partnership Scheduled to Terminate December 31, 2001)

SOUTHEAST ACQUISITIONS III, L.P.

December 31, 2000

Independent Auditors' Report..........................     F-2
Balance Sheets........................................     F-3
Statements of Income..................................     F-4
Statements of Partners' Equity (Deficit)..............     F-5
Statements of Cash Flows..............................     F-6
Notes to Financial Statements.........................     F-7

                                  [LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

Partners
Southeast Acquisitions III, L.P.
Nashville, Tennessee

We have audited the accompanying balance sheets of Southeast Acquisitions III, L.P. (a Delaware limited partnership scheduled to terminate December 31, 2001) as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit), and cash flows for the years ended December 31, 2000, 1999, and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions III, L.P. (a limited partnership scheduled to terminate December 31, 2001) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999, and 1998, in conformity with generally accepted accounting principles.



                                       Williams Benator & Libeley, LLP


Atlanta, Georgia
January 18, 2001

 1040 Crown Pointe Parkway, NE Suite 400 Atlanta Georgia 30338 TEL 770 512-0500
                                FAX 770 512-0200
             E-mail info@wblcpa.com Internet http://www.wblcpa.com
Member of American Institute of Certified Public Accountants - Private Companies
                           and SEC Practice Sections
                    Member of RUSSELL BEDFORD INTERNATIONAL

BALANCE SHEETS

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2001)

                                                                     December 31
                                                             2000                   1999
                                                          -----------           -----------
ASSETS

Land and improvements held for sale -- Note F             $ 1,969,243           $ 3,063,712
Cash and cash equivalents                                     534,903               528,342
Accounts receivable                                            22,251                   -0-
Deposit -- Note E                                                 -0-                 5,750
                                                          -----------           -----------

                                                          $ 2,526,397           $ 3,597,804
                                                          ===========           ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                     $    16,576           $    13,510
Escrow on pending sale of land -- Note D                      412,164                40,000
Payable to previous general partner -- Note B                   3,584                 3,584

Partners' equity (deficit) -- Note C
  General partner                                             (29,880)              (32,774)
  Limited partners (12,400 units outstanding)               2,123,953             3,573,484
                                                          -----------           -----------
                                                            2,094,073             3,540,710
                                                          -----------           -----------

                                                          $ 2,526,397           $ 3,597,804
                                                          ===========           ===========

See notes to financial statements.

STATEMENTS OF INCOME

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2001)

                                                            Year Ended December 31
                                                     2000            1999            1998
                                                   --------       ----------       --------
Revenues:
  Gain on sale of land                             $224,598       $1,260,125       $310,015
  Interest and other income                          16,206           22,547         23,380
  Extension fees and interest income on
    pending sale of land -- Note D                  152,631           61,188            -0-
                                                   --------       ----------       --------
                                                    393,435        1,343,860        333,395

Expenses:
  General and administrative                         38,217           42,454         35,940
  Management fee -- Note B                           26,500           26,500         26,500
  Real estate taxes                                  39,182           19,210         28,608
  Insurance                                             173            1,038          1,359
  Provision for loss on land -- Note F                  -0-          141,147            -0-
                                                   --------       ----------       --------
                                                    104,072          230,349         92,407
                                                   --------       ----------       --------

Net income -- Note C:
  General partner                                     2,894           11,135          2,410
  Limited partners                                  286,469        1,102,376        238,578
                                                   --------       ----------       --------

                                                   $289,363       $1,113,511       $240,988
                                                   ========       ==========       ========

Net income per limited partnership unit            $  23.34       $    89.80       $  19.43
                                                   ========       ==========       ========

See notes to financial statements.

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2001)

                                                           General           Limited
                                                           Partner           Partners            Total
                                                           --------        -----------        -----------
Balance at January 1, 1998                                 $(46,319)       $ 4,898,670        $ 4,852,351

Net income for the year ended December 31, 1998               2,410            238,578            240,988

Distributions ($50 per unit)                                    -0-           (620,140)          (620,140)
                                                           --------        -----------        -----------

Balance at December 31, 1998                                (43,909)         4,517,108          4,473,199

Net income for the year ended December 31, 1999              11,135          1,102,376          1,113,511

Distributions ($165 per unit)                                   -0-         (2,046,000)        (2,046,000)
                                                           --------        -----------        -----------

Balance at December 31, 1999                                (32,774)         3,573,484          3,540,710

Net income for the year ended December 31, 2000               2,894            286,469            289,363

Distributions ($140 per unit)                                   -0-         (1,736,000)        (1,736,000)
                                                           --------        -----------        -----------

Balance at December 31, 2000                               $(29,880)       $ 2,123,953        $ 2,094,073
                                                           ========        ===========        ===========

See notes to financial statements.

STATEMENTS OF CASH FLOWS

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2001)

                                                                           Year Ended December 31
                                                                 2000               1999               1998
                                                              -----------        -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $   289,363        $ 1,113,511        $ 240,988
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale of land                                       (224,598)        (1,260,125)        (310,015)
      Net proceeds from sale of land                            1,419,067          2,052,257          707,940
      Cash paid for land improvements                            (100,000)               -0-          (18,500)
      Provision for loss on land                                      -0-            141,147              -0-
      Increase in accounts receivable                             (22,251)               -0-              -0-
      Decrease in receivable from affiliate                           -0-                -0-           13,954
      Decrease (increase) in deposit                                5,750             (5,750)             -0-
      Increase (decrease) in accounts payable and
        accrued expenses                                            3,066                (48)          (5,753)
      Increase (decrease) in escrow on pending
        sale of land                                              372,164             40,000          (20,000)
                                                              -----------        -----------        ---------

                                NET CASH PROVIDED
                          BY OPERATING ACTIVITIES               1,742,561          2,080,992          608,614

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions paid to limited partners                       (1,736,000)        (2,046,000)        (620,140)
                                                              -----------        -----------        ---------

                           INCREASE (DECREASE) IN
                        CASH AND CASH EQUIVALENTS                   6,561             34,992          (11,526)

Cash and cash equivalents at beginning of year                    528,342            493,350          504,876
                                                              -----------        -----------        ---------

                        CASH AND CASH EQUIVALENTS
                                   AT END OF YEAR             $   534,903        $   528,342        $ 493,350
                                                              ===========        ===========        =========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2001)

December 31, 2000

NOTE A -- DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Southeast Acquisitions III, L.P. (a limited Partnership scheduled to terminate on December 31, 2001) ("the Partnership") is a Delaware limited partnership that was formed to acquire undeveloped land. The Partnership was formed during November 1988 and received equity contributions totaling $12,373,480 through the sale of 12,400 limited partnership units during 1989. The Partnership was originally scheduled to terminate on December 31, 1999. However, during November 1997, concurrent with the replacement of the previous general partner, the term of the Partnership was extended to December 31, 2001. It is the intention of the general partner to operate in liquidation mode subsequent to December 31, 2001.

During 1989, the Partnership purchased undeveloped land as follows: approximately 211 acres in Fulton County, Georgia, approximately 265 acres in Henry County, Georgia, approximately 24 acres in Nashville, Tennessee, approximately 48 acres in Fort Myers, Florida, and approximately 51 acres in Columbia, South Carolina. This land was purchased from an affiliate of the previous general partner. The land in Nashville, Tennessee was sold during 1995. The land in Henry County, Georgia was sold during 1999. The land in Fort Meyers, Florida, was sold during 2000. At December 31, 2000, the Partnership's property consisted of approximately 208 acres in Fulton County, Georgia and approximately 35 acres in Columbia, South Carolina.

The following accounting policies are presented to assist the reader in understanding the Partnership's financial statements:

Basis of Accounting: The Partnership maintains its accounting records on the accrual basis of accounting. Sales of land are recognized upon the closing of an enforceable sales contract and the Partnership's execution of its obligations under the contract.

Land: Land held for sale is carried at the lower of cost or fair value less estimated cost to sell. The Partnership's land is carried net of write-downs to fair value, as determined by independent appraisals. Cumulative original write-downs to fair value through December 31, 2000 totaled $3,622,126 on the Fulton County, Georgia land and $625,861 on the Columbia, South Carolina land.

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2001)

NOTE A -- DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES --
  Continued

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. Write-downs of the land's carrying value that have been recorded for financial statement purposes will not be recognized for income tax purposes until the land is sold. At December 31, 2000 and 1999, remaining write-downs that had not been recognized for income tax purposes totaled $4,052,554 and $4,964,005, respectively.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, the Partnership considers all demand deposits and highly liquid investments purchased with an original maturity of three months or less which can be readily converted to cash on demand, without penalty, to be cash equivalents. At December 31, 2000, cash on deposit included approximately $737,000 in excess of federally insured limits.

NOTE B -- RELATED PARTY TRANSACTIONS

During each of the years ended December 31, 2000, 1999 and 1998, the Partnership paid management fees of $26,500 to the general partner, as provided for in the amendment to the partnership agreement that was adopted during November 1997.

The amended partnership agreement provides for annual management fees of $26,500 to be paid to the general partner through the year ended December 31, 2001.

At December 31, 2000 and 1999, the Partnership had commissions payable to its previous general partner of $3,584. During the years ended December 31, 2000, 1999, and 1998, the Partnership paid commissions to the current general partner related to the sale of land of $72,477, $57,069, and $8,059, respectively.

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2001)

NOTE B -- RELATED PARTY TRANSACTIONS -- Continued

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. During the years ended December 31, 2000, 1999, and 1998, reimbursements to the general partner's members and related companies totaled $2,148, $7,016, and $10,090, respectively.

NOTE C -- PARTNERS' EQUITY

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

(a) Cash Distributions -- Except for distributions in connection with the liquidation of the Partnership, cash distributions, if any, will be made 100% to the limited partners until the limited partners have received (i) a return of their capital contributions ($6,421,337 at December 31, 2000) plus (ii) cumulative distributions equal to their 10% noncompounded cumulative annual return on their adjusted capital contributions, as defined ($12,645,561 at December 31, 2000); thereafter distributions will be made 70% to the limited partners and 30% to the general partner. Distributions in connection with the Partnership's liquidation will be made in accordance with the partners' capital accounts as maintained for federal income tax purposes.

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

During the years ended December 31, 2000, 1999, and 1998, the Partnership made distributions to the limited partners of $1,736,000, $2,046,000, and $620,140, respectively, or $140, $165, and $50 a unit, respectively, representing a return of their capital contributions.

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2001)

NOTE C -- PARTNERS' EQUITY -- Continued

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

NOTE D -- EXTENSION FEE AND INTEREST INCOME ON PENDING SALE OF LAND

During the year ended December 31, 1999, the Partnership received a non-refundable extension fee of $50,000 and interest income of $11,188 related to the extension of the closing date of a pending sales contract. During 1999, the Partnership also received a deposit of $40,000 to be applied to the sales price at closing. During the year ended December 31, 2000, the general partner agreed to apply the non-refundable extension fee of $50,000 that had been received during 1999 to the sales price at closing. Therefore, the extension fee of $50,000 was reclassified from revenues to the escrow liability account during the year ended December 31, 2000.

During the year ended December 31, 2000, the Partnership recognized interest income of $191,449 related to the extension of the closing date of this pending sales contract. The Partnership also received additional escrow deposits of $322,164 to be applied to the sales price at closing. This contract had not closed as of December 31, 2000.

During the year ended December 31, 2000, the Partnership received extension fees of $10,000 and interest income of $1,182 on another sale of land that closed in October 2000.

NOTE E -- DEPOSIT

During the year ended December 31, 1999, the Partnership entered into a joint agreement with several other parties to share in the cost of the design and construction of a water main extension to serve each of the parties' properties in Columbia, South Carolina. During the year ended December 31, 1999, the Partnership paid an initial deposit of $5,750. This construction was completed during the year ended December 31, 2000. The Partnership's total cost of $100,000 was capitalized into land and improvements held for sale.

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2001)

NOTE F -- SUMMARY OF PROPERTY AND ACTIVITY

At December 31, 2000, land consisted of the following:

          Description                      Initial Cost       Carrying Amount       Date Acquired
--------------------------------           ------------       ---------------       -------------
208 acres of undeveloped land in
  Fulton County, Georgia                    $4,972,126          $1,350,000              June 1989

35 acres of undeveloped land
  in Columbia, South Carolina                1,049,671             619,243          December 1989
                                            ----------          ----------

                                            $6,021,797          $1,969,243
                                            ==========          ==========

There were no liens on the land as of December 31, 2000. At December 31, 2000, the aggregate carrying value of this land for income tax purposes was $6,021,797. The difference between the carrying value for financial statement purposes and income tax purposes resulted from write-downs on the land that were recorded for financial statement purposes as more fully described in Note A.

Land activity during the years ended December 31, 1998, 1999 and 2000 consisted of the following:

Balance at January 1, 1998                          $ 4,376,416
Additions -- water and sewer improvements                18,500
Deductions -- cost of land sold                        (397,925)
                                                    -----------
            Balance at December 31, 1998              3,996,991

Additions                                                   -0-
Deductions -- cost of land sold                        (792,132)
Write-down to lower of cost or fair value,
  less estimated cost to sell                          (141,147)
                                                    -----------
            Balance at December 31, 1999              3,063,712

Additions -- water main extension                       100,000
Deductions -- cost of land sold                      (1,194,469)
                                                    -----------

            Balance at December 31, 2000            $ 1,969,243
                                                    ===========