Form 10-Q
period 2001-03-31
SOUTHEAST ACQUISITIONS III L P
filed 2001-05-15
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED MARCH 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2001 TO MARCH 31, 2001.

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

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at March 31, 2001 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a "Property," collectively the "Properties"): 208 acres of undeveloped land in Fulton County, Georgia; 265 acres of undeveloped land in Henry County, Georgia; 24 acres of undeveloped land near Nashville, Tennessee; 48 acres of undeveloped land near Fort Myers, Florida; and 51 acres of undeveloped land near Columbia, South Carolina. There can be no assurance that the Partnership's objectives will be realized. At March 31, 2001, there remained approximately 208 acres in Fulton County, Georgia and approximately 33 acres in Columbia, South Carolina.

         Results of Operations for First Quarter of 2001 Compared with First Quarter of 2000

         The Partnership activities for the first quarter of 2001 and the first quarter of 2000 were focused on the sale of Partnership property. During the first quarter of 2001, the Partnership sold 1.59 acres of the Columbia, South Carolina land for a sales price of $25,000 and recognized a loss of $5,992. The Partnership also received $30,665 in interest income related to the extension of the Fulton County, Georgia sale that closed in escrow in November 1999. This sale was to be funded by March 31, 2001, but this did not occur. The purchaser is attempting to finance and fund this sale by the end of the second quarter of 2001. If this occurs, the purchaser will owe an additional 15% interest from April 1st through the funding date. There can be no assurance that this closing will be funded. During the first quarter of 2000, the Partnership received $203,708 of non-refundable earnest money and interest to extend this same closing. The Partnership also sold approximately 7 acres of land in Columbia, South Carolina for a sales price of $277,020. Other income during the first quarter of 2001 consisted of interest income of $4,032 as compared with $5,310 in the first quarter of 2000. The decrease in interest income was primarily due to a lower cash reserve during the first quarter of 2001.

         Expenses in the first quarter of 2001 included general and administrative expenses of $8,873 versus $8,588 in the first quarter of 2000. In addition, the Partnership had $6,625 of management fees, the same as was incurred during the first quarter of 2000. Real estate taxes in the first quarter of 2001 were $2,308 compared with $16,209 in the first quarter of 2000. The

2000 taxes included greenbelt rollback taxes of $12,254 related to the sale of Columbia, South Carolina property. The Partnership also owned less property in the 2001 period. Insurance in the first quarter of 2001 was $56 as compared with $43 in the first quarter of 2000. The 2000 taxes included greenbelt rollback taxes of $12,254 related to the sale of Columbia, South Carolina property. The Partnership also owned less property in the 2001 period. The Partnership also had to pay a Tennessee state income tax of $11,483, Tennessee franchise and excise tax of $543 and the first quarter estimated Tennessee franchise and excise tax of $70. The Partnership paid no such taxes in the first quarter of 2000.

         Inflation did not have any material impact on operations during the first quarter of 2001 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $580,847 at March 31, 2001, which will be used to cover the following estimated annual costs: management fees of $26,500, accounting fees of $14,500, legal fees of $8,000, insurance costs of $225, property taxes of $9,231, and other general and administrative expenses $9,000. There will be a distribution to the limited partners if the South Fulton County closing, as previously mentioned, is funded in the second quarter. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional year. However, if additional expenses are incurred, then the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the first quarter of 2001.

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

         No matters were submitted to the Partners for a vote during the first quarter of 2001.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers            Description                            Page Number
---------------            -----------                            -----------
                           None

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


Signature                           Title                              Date
---------                           -----                              ----

/s/ Richard W. Sorenson             President,                     5/14/2001
--------------------------          Southern Management
Richard W. Sorenson                 Group, LLC

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                                 BALANCE SHEETS

                                                          MARCH 31,           DECEMBER 31,
                                                            2001                  2000
                                                        (UNAUDITED)
                                                        ------------          ------------
                           ASSETS
Land held for sale                                      $  1,940,844          $  1,969,243

Cash and cash equivalents                                    580,847               534,903

Accounts receivable                                            7,816                22,251

Prepaid expenses                                                 169                    --
                                                        ------------          ------------
                                                        $  2,529,676          $  2,526,397
                                                        ============          ============


              LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                   $     21,015          $     16,576

Escrow on pending sale of land                               412,164               412,164

Payable to previous general partner                            3,584                 3,584

Partners' equity:
  General partner                                            (29,893)              (29,880)
  Limited partners (12,400 units outstanding)              2,122,806             2,123,953
                                                        ------------          ------------
                                                           2,092,913             2,094,073
                                                        ------------          ------------
                                                        $  2,529,676          $  2,526,397
                                                        ============          ============

See notes to financial statements.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31
                                                        ----------------------------------
                                                            2001                  2000
                                                        ------------          ------------
REVENUES:
  (Loss) Gain on sale of land                           $     (5,992)         $    139,111
  Extension fees and interest income                          30,665               203,708
  Interest income                                              4,032                 5,310
  Other income                                                    93                    --
                                                        ------------          ------------
                                                              28,798               348,129
                                                        ------------          ------------

EXPENSES:
  General and administrative                                   8,873                 8,588
  Management fee                                               6,625                 6,625
  Real estate taxes                                            2,308                16,209
  Insurance                                                       56                    43
  Tennessee franchise and excise tax                             613                    --
  Tennessee state tax                                         11,483                   596
                                                        ------------          ------------
                                                              29,958                32,061
                                                        ------------          ------------

NET INCOME (LOSS)                                             (1,160)             (316,068)

Partners' equity,
  Beginning of period                                      2,094,073             3,540,710
                                                        ------------          ------------

Partners' equity,
  End of period                                         $  2,092,913          $  3,856,778
                                                        ============          ============

Weighted average number
  of limited partnership
  units outstanding                                           12,400                12,400
                                                        ============          ============

Income (loss) from operations
  per limited partnership
  interest                                              $      (0.09)         $      25.49*
                                                        ============          ============

* Net income (loss) per unit of limited partnership interest for the first quarter of 2000 has been restated to conform to the 2000 year-end presentation.

See notes to financial statements.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 FOR THE THREE MONTHS
                                                                                                    ENDED MARCH 31
                                                                                          -----------------------------------
                                                                                              2001                   2000
                                                                                          ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Proceeds from sale of land                                                              $     22,407           $    242,492
  Extension fee and interest income received                                                    48,320                203,708
  Interest income received                                                                       4,032                  5,310
  Other income received                                                                             93                     --
  Cash paid for operating expenses                                                             (28,908)               (38,857)
  Cash paid for deposit                                                                             --                (94,250)
                                                                                          ------------           ------------
                  Net cash provided by operating activities                                     45,944                318,403


Cash, beginning of period                                                                      534,903                528,342
                                                                                          ------------           ------------
Cash, end of period                                                                       $    580,847           $    846,745
                                                                                          ============           ============


RECONCILIATION OF NET (LOSS) INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  Net (loss) income                                                                       $     (1,160)          $    316,068
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:

                  Loss (gain) on sale of land                                                    5,992               (139,111)
                  Net proceeds from sale of land                                                22,407                242,492
                  Increase (decrease) in accounts payable and accrued expenses                   4,439                 (6,666)
                  Increase in deposit                                                               --                (94,250)
                  Increase in prepaid expenses                                                    (169)                  (130)
                  Decrease in accounts receivable                                               14,435                     --
                                                                                          ------------           ------------
                  Net cash provided by operating activities                               $     45,944           $    318,403
                                                                                          ============           ============

See notes to financial statements.

                         SOUTHEAST ACQUISITIONS III, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 2001
                                   (Unaudited)

A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership"s operations. Compensation earned for these services in the first three months were as follows:

                                                       2001                2000
                                                     --------            --------
         Management Fees                             $  6,625            $  6,625
         Commissions                                 $  1,250            $ 13,851
         Reimbursements                              $    687            $    264