Form 10-Q
period 2001-06-30
SOUTHEAST ACQUISITIONS III L P
filed 2001-08-13
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2001 TO JUNE 30, 2001.

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

3011 Armory Dr., Ste. 310
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

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at June 30, 2001 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a Property, collectively the Properties) 208 acres of undeveloped land in Fulton County, Georgia; 265 acres of undeveloped land in Henry County, Georgia; 24 acres of undeveloped land near Nashville, Tennessee; 48 acres of undeveloped land near Fort Myers, Florida; and 51 acres of undeveloped land near Columbia, South Carolina. There can be no assurance that the Partnership's objectives will be realized. At June 30, 2001, there remained approximately 108 acres in Fulton County, Georgia and approximately 33 acres in Columbia, South Carolina.

         Results of Operations for Second Quarter of 2001 Compared with Second Quarter of 2000

         The Partnership activities for the second quarter of 2001 and the second quarter of 2000 were focused on the sale of Partnership property. During the second quarter of 2001, the Partnership sold 100.01 acres of the Fulton County, Georgia land for a sales price of $2,000,000 and recognized a gain of $1,147,678. The Partnership also received $64,459 in extension fees and $75,020 in interest income related to the extension of this sale which closed escrow in November 1999. The Partnership also received other income in the amount of $6,319 for the reimbursement of property taxes paid by the Partnership in 1999 and 2000 for this Property. During the second quarter of 2000 the Partnership recognized $43,511 in non-refundable earnest money related to this same sale. During that quarter the Partnership also sold .29 acres of the Columbia, South Carolina Property for a sales price of $11,020. Other income during the second quarter of 2001 consisted of interest income of $5,151 as compared with $4,525 in the second quarter of 2000. The increase in interest income was primarily due to a higher cash reserve during the second quarter of 2001 which resulted from the Fulton County, Georgia sale.

         During the second quarter of 2001, the Partnership extended the closing date on a sales contract to sell all of the remaining South Carolina land for a sales price of $600,000. The amendment extends the closing date to the time that a FEMA study can be completed or until November 16, 2001, whichever occurs first. However, contract contingencies could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close.

         Expenses in the second quarter of 2001 included general and administrative expenses of $9,844 versus $12,178 in the second quarter of 2000. This decrease was primarily due to a decrease in legal fees. The Partnership incurred more legal fees in the second quarter of 2000 due to legal issues related to the February, 2000 sale of Columbia, South Carolina property. In addition, the Partnership had $6,625 of management fees, the same as was incurred during the second quarter of 2000. Real estate taxes in the second quarter of 2001 were $922 less a credit of ($1,387) to reduce the first quarter accrual which resulted in a net of ($465) for the second quarter. This adjustment was necessary to remove the first quarter accrual of taxes related to the Fulton County, Georgia land that closed in escrow in November, 1999. The purchaser will be responsible for the 2001 taxes. The real estate taxes in the same quarter in 2000 were $4,014. The Partnership had incurred greenbelt rollback taxes of $473 related to the Columbia, South Carolina property that was sold in May of that year. The Partnership also owned less property in the 2001 period. Insurance in the second quarter of 2001 was $56 as compared with $77 in the second quarter of 2000. The Partnership also paid the second quarter estimated Tennessee franchise and excise taxes of $70 in the second quarter of 2001. The Partnership paid no such taxes in the second quarter of 2000.

         Inflation did not have any material impact on operations during the second quarter of 2001 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         After making a $1,984,000 distribution to the limited partners, the Partnership had cash reserves of $78,250 at June 30, 2001, which will be used to cover the following estimated annual costs: remaining 2001 management fees of $13,250, accounting fees of $14,500, legal fees of $8,000, insurance costs of $225, property taxes of 3,686, and other general and administrative expenses of $9,000. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional year. However, if additional expenses are incurred, then the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the second quarter of 2001.

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

         No matters were submitted to the Partners for a vote during the second quarter of 2001.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers            Description
---------------            -----------


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                Title                        Date
---------                                -----                        ----

/s/ Richard W. Sorenson           President,                        8/13/2001
-----------------------------     Southern Management            --------
Richard W. Sorenson               Group, LLC

                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                                 BALANCE SHEETS

                                                     JUNE 30,       DECEMBER 31,
                                                       2001             2000
                                                   (UNAUDITED)
                                                   -----------      -----------
                           ASSETS

LAND HELD FOR SALE                                 $ 1,290,521      $ 1,969,243

CASH AND CASH EQUIVALENTS                               78,250          534,903

ACCOUNTS RECEIVABLE                                      4,596           22,251

NOTE RECEIVABLE                                         31,558               --

PREPAID EXPENSES                                           110               --
                                                   -----------      -----------
                                                   $ 1,405,035      $ 2,526,397
                                                   ===========      ===========


              LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES              $    10,141      $    16,576

ESCROW ON PENDING SALE OF LAND                              --          412,164

PAYABLE TO PREVIOUS GENERAL PARTNER                      3,584            3,584

PARTNERS' EQUITY:
  GENERAL PARTNER                                      (17,069)         (29,880)
  LIMITED PARTNERS (12,400 UNITS OUTSTANDING)        1,408,379        2,123,953
                                                   -----------      -----------
                                                     1,391,310        2,094,073
                                                   -----------      -----------
                                                   $ 1,405,035      $ 2,526,397
                                                   ===========      ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                          FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                              ENDED JUNE 30                 ENDED JUNE 30
                                       --------------------------    --------------------------
                                          2001           2000           2001           2000
                                       -----------    -----------    -----------    -----------
REVENUES:
  GAIN ON SALE OF LAND                 $ 1,147,678    $     5,532    $ 1,141,686    $   144,643
  EXTENSION FEES AND INTEREST INCOME       139,479         43,511        170,144        247,219
  INTEREST INCOME                            5,151          4,525          9,183          9,835
  OTHER INCOME                               6,319             --          6,412             --
                                       -----------    -----------    -----------    -----------
                                       $ 1,298,627    $    53,568    $ 1,327,425    $   401,697
                                       -----------    -----------    -----------    -----------

EXPENSES:
  GENERAL AND ADMINISTRATIVE                 9,844         12,178         18,717         20,766
  MANAGEMENT FEE                             6,625          6,625         13,250         13,250
  REAL ESTATE TAXES                           (465)         4,014          1,843         20,223
  INSURANCE                                     56             77            112            120
  DELAWARE FRANCHISE & EXCISE TAX              100            100            100            100
  TENNESSEE FRANCHISE & EXCISE TAX              70             --            683             --
  TENNESSEE STATE TAX                           --             --         11,483            596
                                       -----------    -----------    -----------    -----------
                                            16,230         22,994         46,188         55,055
                                       -----------    -----------    -----------    -----------
NET INCOME                               1,282,397         30,574      1,281,237        346,642

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                    2,092,913      3,856,778      2,094,073      3,540,710

CAPITAL DISTRIBUTION                    (1,984,000)      (620,000)    (1,984,000)      (620,000)
                                       -----------    -----------    -----------    -----------
PARTNERS' EQUITY,
  END OF PERIOD                        $ 1,391,310    $ 3,267,352    $ 1,391,310    $ 3,267,352
                                       ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                         12,400         12,400         12,400         12,400
                                       ===========    ===========    ===========    ===========
INCOME FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                             $    103.42    $      2.47*   $    103.33    $     27.96*
                                       ===========    ===========    ===========    ===========


* NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST FOR THE SECOND QUARTER OF 2000 AND THE SIX MONTHS ENDED JUNE 30, 2000 HAVE BEEN RESTATED TO CONFORM TO THE 2001 YEAR-END PRESENTATION.

SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE SIX MONTHS
                                                                       ENDED JUNE 30
                                                                 ------------------------
                                                                     2001         2000
                                                                 -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  PROCEEDS FROM SALE OF LAND, NET OF NOTE RECEIVABLE             $ 1,376,686    $ 258,167
    AND ESCROW DEPOSIT PAYABLE
  EXTENSION FEE AND INTEREST INCOME RECEIVED                         187,799      247,219
  INTEREST INCOME RECEIVED                                             9,183        9,835
  OTHER INCOME RECEIVED                                                6,412           --
  CASH PAID FOR OPERATING EXPENSES                                   (52,733)     (70,302)
  CASH PAID FOR DEPOSIT                                                   --      (94,250)
                                                                 -----------    ---------
               NET CASH PROVIDED BY
                 OPERATING ACTIVITIES                              1,527,347      350,669

CASH FLOWS FROM FINANCING ACTIVITIES:
  DISTRIBUTION TO LIMITED PARTNERS                                (1,984,000)    (620,000)
                                                                 -----------    ---------
               DECREASE IN CASH                                     (456,653)    (269,331)

CASH, BEGINNING OF PERIOD                                            534,903      528,342
                                                                 -----------    ---------
CASH, END OF PERIOD                                              $    78,250    $ 259,011
                                                                 ===========    =========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  NET  INCOME                                                    $ 1,281,237    $ 346,642
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
               GAIN ON SALE OF LAND                               (1,141,686)    (144,643)
               NET PROCEEDS FROM SALE OF LAND, NET OF NOTE
                 RECEIVABLE AND ESCROW DEPOSIT PAYABLE             1,376,686      258,167
               DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES      (6,435)        (850)
               INCREASE IN DEPOSIT                                        --      (94,250)
               INCREASE IN PREPAID EXPENSES                             (110)         (53)
               DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE             17,655      (14,344)
                                                                 -----------    ---------
               NET CASH PROVIDED BY OPERATING
                 ACTIVITIES                                      $ 1,527,347    $ 350,669
                                                                 ===========    =========


SEE NOTES TO FINANCIAL STATEMENTS.

                         SOUTHEAST ACQUISITIONS III, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Six Months Ended June 30, 2001
                                   (Unaudited)

A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months of 2000 and 2001 were as follows:

                                               2001                 2000
                                               ----                 ----
         Management Fees                      $13,250             $13,250
         Commissions                          $41,250             $ 7,477
         Reimbursements                       $ 1,489             $ 1,047