Form 10-Q
period 2001-09-30
SOUTHEAST ACQUISITIONS III L P
filed 2001-11-14
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2001 TO SEPTEMBER 30, 2001.



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

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at September 30, 2001 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a Property, collectively the Properties) 208 acres of undeveloped land in Fulton County, Georgia; 265 acres of undeveloped land in Henry County, Georgia; 24 acres of undeveloped land near Nashville, Tennessee; 48 acres of undeveloped land near Fort Myers, Florida; and 51 acres of undeveloped land near Columbia, South Carolina. There can be no assurance that the Partnership's objectives will be realized. At September 30, 2001, the remaining land consisted of approximately 108 acres in Fulton County, Georgia and approximately 33 acres in Columbia, South Carolina.

         Results of Operations for Third Quarter of 2001 Compared with Third Quarter of 2000

         The Partnership activities for the third quarter of 2001 and the third quarter of 2000 were focused on the sale of Partnership property. During the third quarter of 2001, as in 2000 there were no sales. However, during the third quarter of 2000, the Partnership did recognize $24,822 in extension fees related to the sale of 100 acres of the Fulton County Property that closed in escrow during the fourth quarter of 1999. This sale was finalized and funded during the second quarter of 2001. During the third quarter of 2001, the Partnership received interest income of $628 as compared to $3,158 of interest earned in the third quarter of 2000. The decrease in interest earned is a result of having a lower average cash reserve during the quarter compared to the same quarter of 2000. There was a decrease in the cash reserve during the third quarter compared to the same quarter of 2000 resulting from a distribution to the limited partners.

         The Partnership had previously entered into a sales contract to sell all of the remaining South Carolina land for a sales price of $24,000 per acre. This sale was contingent on a FEMA study, which was subsequently completed in September of 2001. As a result of this report, the purchaser is expected to reduce the sales price to reflect a reduction of the usable land by approximately four and half acres. However, contract contingencies could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close.

         The Partnership has also entered into a sales contract to sell all of the remaining Fulton County, Georgia land for a sales price of $32,100 per acre. The sale could possibly close as early as December 2001. However, the contract allows for several extension periods which could extend the closing to as late as July 2002. There are contract contingencies that could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close.

         Expenses in the third quarter of 2001 included general and administrative expenses of $5,850 versus $6,862 in the third quarter of 2000. The decrease was primarily due to a decrease in accounting fees and office expenses. Other expenses in the third quarter of 2001 included $2,257 for Tennessee state tax and $70 for Tennessee franchise and excise taxes. The Partnership paid no such taxes during the third quarter of 2000. The Partnership also had $6,625 of management fees, the same as was incurred in the third quarter of 2000. Real estate taxes in the third quarter of 2001 were $871 compared with $16,483 in the third quarter of 2000. This decrease was primarily due to the sale of land in Fulton County, Georgia and Ft, Myers, Florida. Insurance in the third quarter of 2001 was $56 compared with $10 in the third quarter of 2000.

         Inflation did not have any material impact on operations during the third quarter of 2001, and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $74,320 at September 30, 2001, which will be used to cover the following estimated annual costs: remaining management fees of $6,625, accounting fees of $14,500, legal fees of $8,000, insurance costs of $225, property taxes of $3,540, Tennessee state taxes of $2,257, and other general and administrative expenses of $9,000. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional year. However, if additional expenses are incurred, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the third quarter of 2001.

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

         No matters were submitted to the Partners for a vote during the third quarter of 2001.

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

Signature                   Title                             Date
---------                   -----                             ----

Richard W. Sorenson         Member,                           November, 12, 2001
-----------------------     Southern Management               ------------------
Richard W. Sorenson         Group, LLC

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                                 BALANCE SHEETS

                                                   SEPTEMBER 30     DECEMBER 31,
                                                       2001             2000
                                                   (Unaudited)
                                                   -----------      -----------
                           ASSETS
Land held for sale                                 $ 1,290,521      $ 1,969,243

Cash and cash equivalents                               74,320          534,903

Accounts receivable                                      4,671           22,251

Note Receivable                                         31,558               --

Prepaid expenses                                            53               --
                                                   -----------      -----------
                                                   $ 1,401,123      $ 2,526,397
                                                   ===========      ===========


              LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses              $    21,330      $    16,576

Escrow on pending sale of land                              --          412,164

Payable to previous general partner                      3,584            3,584

Partners' equity:
  General partner                                      (17,220)         (29,880)
  Limited partners (12,400 units outstanding)        1,393,429        2,123,953
                                                   -----------      -----------
                                                     1,376,209        2,094,073
                                                   -----------      -----------
                                                   $ 1,401,123      $ 2,526,397
                                                   ===========      ===========



See notes to financial statements.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                        FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                         ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                     --------------------------     --------------------------
                                        2001           2000            2001           2000
                                     -----------    -----------     -----------    -----------
REVENUES:
  Gain on sale of land               $        --    $        --     $ 1,141,686    $   144,643
  Extension fees and interest
    income                                    --         24,822         170,144        272,041
  Interest income                            628          3,158           9,811         12,993
  Other income                                --             --           6,412             --
                                     -----------    -----------     -----------    -----------
                                     $       628    $    27,980     $ 1,328,053    $   429,677
                                     -----------    -----------     -----------    -----------

EXPENSES:
  General and administrative               5,850          6,862          24,567         27,628
  Management fee                           6,625          6,625          19,875         19,875
  Real estate taxes                          871         16,483           2,714         36,706
  Insurance                                   56             10             168            130
  Delaware franchise & excise tax             --             --             100            100
  Tennessee franchise & excise tax            70             --             753             --
  Tennessee state tax                      2,257             --          13,740            596
                                     -----------    -----------     -----------    -----------
                                          15,729         29,980          61,917         85,035
                                     -----------    -----------     -----------    -----------
NET INCOME                               (15,101)        (2,000)      1,266,136        344,642

Partners' equity,
  Beginning of period                  1,391,310      3,267,352       2,094,073      3,540,710

Capital distribution                          --             --      (1,984,000)      (620,000)
                                     -----------    -----------     -----------    -----------
Partners' equity,
  End of period                      $ 1,376,209    $ 3,265,352     $ 1,376,209    $ 3,265,352
                                     ===========    ===========     ===========    ===========
Weighted average number
  of limited partnership
  units outstanding                       12,400         12,400          12,400         12,400
                                     ===========    ===========     ===========    ===========
Income from operations
  per limited partnership
  interest                           $     (1.22)   $     (0.16)*   $    102.11      $ 27.79 *
                                     ===========    ===========     ===========    ===========


* Net income per unit of limited partnership interest for the third quarter of 2000 and the nine months ended September 30, 2000 have been restated to conform to the 2001 year-end presentation.

See notes to financial statements.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR THE NINE MONTHS
                                                                                  ENDED SEPTEMBER 30
                                                                              --------------------------
                                                                                  2001           2000
                                                                              -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Proceeds from sale of land, net of note receivable and escrow               $ 1,376,686      $ 258,167
    deposit payable
  Extension fee and interest income received                                      187,799        272,041
  Interest income received                                                          9,811         12,993
  Other income received                                                             6,412             --
  Cash paid for operating expenses                                                (57,291)       (57,180)
  Cash paid for deposit                                                                --        (94,250)
                                                                              -----------      ---------
               Net cash provided by operating activities                        1,523,417        391,771

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to limited partners                                             (1,984,000)      (620,000)
                                                                              -----------      ---------
               Decrease in cash                                                  (460,583)      (228,229)

Cash, beginning of period                                                         534,903        528,342
                                                                              -----------      ---------
Cash, end of period                                                           $    74,320      $ 300,113
                                                                              ===========      =========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  Net  income                                                                 $ 1,266,136      $ 344,642
  Adjustments to reconcile net income to net cash provided by operating activities:
               Gain on sale of land                                            (1,141,686)      (144,643)
               Net proceeds from sale of land, net of note receivable and       1,376,686        258,167
                 escrow deposit payable

               Increase in accounts payable and accrued expenses                    4,754         27,898
               Increase in deposit                                                     --        (94,250)
               Increase in prepaid expenses                                           (53)           (43)
               Decrease in accounts receivable                                     17,580             --
                                                                              -----------      ---------
               Net cash provided by operating activities                      $ 1,523,417      $ 391,771
                                                                              ===========      =========



See notes to financial statements.

                         SOUTHEAST ACQUISITIONS III, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)


A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position results of operations. The results of operations for the nine-month period ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months 2000 and 2001 were as follows:

                                        2001                  2000
                                       -------               -------
         Management Fees               $19,875               $19,875
         Commissions                   $41,250               $ 7,477
         Reimbursements                $ 1,993               $ 2,325