Form 10-K405
period 2001-12-31
SOUTHEAST ACQUISITIONS III L P
filed 2002-03-29
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               COMMISSION FILE NUMBER: 0-18454 (FORMERLY 33-26759)

                   -------------------------------------------

                        SOUTHEAST ACQUISITIONS III, L.P.
`
                   -------------------------------------------

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

ITEM 2.      PROPERTIES.............................................................................2

ITEM 3.      LEGAL PROCEEDINGS......................................................................3

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................3

PART II

ITEM 5.      MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP
             INTEREST AND RELATED SECURITY HOLDER MATTERS...........................................3

ITEM 6.      SELECTED FINANCIAL DATA................................................................4
                        SELECTED QUARTERLY FINANCIAL DATA...........................................5

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..............................................................6
             Background.............................................................................6
             Results of Operations..................................................................6
             2001 Compared to 2000..................................................................6
             2000 Compared to 1999..................................................................7
             Liquidity and Capital Resources........................................................7

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................7

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE....................................................7

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP....................................8

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................10

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

SIGNATURES

                                     PART I

ITEM 1.  BUSINESS

         Background

         Southeast Acquisitions III, L.P. (the "Partnership") was formed on November 4, 1988, as a Delaware limited partnership. The Partnership's public offering of 12,400 units of limited partnership interest ("Units") commenced on May 2, 1989 and terminated on August 29, 1989 when all 12,400 Units were sold. The Partnership has since been scheduled to terminate on December 31, 2001. There are currently no plans to extend the Partnership agreement. Since there is land remaining at December 31, 2001, the current General Partner will continue to run operations through the liquidation mode.

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

         Since acquisition, through January 2002, the Partnership has sold approximately 50% of its Fulton County, Georgia Property, all of its Henry County, Georgia Property, all of its Nashville, Tennessee Property, all of its Fort Myers, Florida Property and all of its Columbia, South Carolina Property. All of the remaining Property in Fulton County, Georgia is currently under contract, but there can be no assurance that this transaction will close.

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

         Material Recent Developments

         During 2001, the Partnership sold 100.01 acres of the Fulton County, Georgia land for a sales price of $2,000,000 and recognized a gain of $1,147,677. During 1999, 2000 and 2001 the Partnership also received extension fees and interest income totaling $372,781 related to the extension of the closing of this sale, which originally closed in escrow in November 1999. In September 2001, the Partnership entered into a sales contract to sell all of the remaining Fulton County, Georgia Property for a sales price of $32,100 per acre. The contract allows for several extension periods, which could extend the closing to as late as July 2002. There are contract contingencies that could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close. The Partnership also sold 1.59 acres of the Columbia, South Carolina Property for a sales price of $25,000 and recognized a loss of $5,992. In January 2002, all of the remaining Columbia, South Carolina Property was sold for a sales price of $500,000.

         Employees

         The Partnership presently has no employees. The General Partner manages and controls the affairs of the Partnership. (See Part III, Item 10, Directors and Executive Officers of the Partnership).

         Competition

         The General Partner believes that there is significant direct competition within a five-mile radius of the remaining Property. The remaining Property is located in central Georgia.

         Trademarks and Patents

         The Partnership has no trademarks or patents.

ITEM 2.  PROPERTIES

         The Partnership owns one tract of undeveloped land consisting of approximately 105 acres in Fulton County, Georgia.

         Fulton County, Georgia Property

         The Fulton County, Georgia Property consists of approximately 105 acres of undeveloped land located in the southern portion of Fulton County approximately 16 miles southwest of the central business district, approximately 10 miles west of the Hartsfield-Atlanta International Airport. The Property is located at the northeast quadrant of the intersection of State route 92 (Campbelltown-Fairburn Road) and the South Fulton Parkway. The Property has approximately 2,750 feet of frontage along State Route 92 on its east side and 3,345 feet of frontage on Thompson Road. Thompson Road is paved and intersects with State Route 92 north of the South Fulton Parkway. South Fulton Parkway provides the site with direct access to both I-85 and I-285, major north-south arteries. The Property is currently the only non-residentially zoned land in the immediate surrounding area. The Property is located in the northeast quadrant of the State Route 92 and South Fulton Parkway intersection and is currently zoned for agriculture use.

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

         The appraised value does not reflect costs, expenses and commissions, which would be incurred in connection with a sale of the property. Moreover, appraisals are only an approximation of current market value, which can only be established by an actual sale. The Partnership currently has a contract to sell all of the remaining Fulton County, Georgia Property for a sales price of $32,100 per acre. There can be no reasonable assurance that this transaction will close.

         Fort Myers, Florida Property

         All of the Fort Myers, Florida Property has been sold. The Property consisted of approximately 47 acres and was sold at a sales price of $1,300,000, less commissions and expenses.

         Columbia, South Carolina Property

         All of the Columbia, South Carolina Property has been sold. During 2001, the Partnership sold approximately 1.59 acres at a sales price of $25,000, less commissions and expenses. The remaining 33 acres were sold in January 2002 at a sales price of $500,000, less commissions and expenses.

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is not directly a party to, nor is the Partnership's Property directly the subject of, any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders in 2001.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

         There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on May 2, 1989 of 12,400 Units of limited partnership interests. The offering of $12,400,000 was fully subscribed and terminated on August 29, 1989. As of December 31, 2001, there were 703 limited partners in the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------

                   For the Year          For the Year     For the Year      For the Year     For the Year
                                  Ended              Ended            Ended             Ended            Ended
                               December 31,       December 31,     December 31,      December 31,     December 31,
                                  2001               2000             1999              1998             1997
------------------------------------------------------------------------------------------------------------------
Operating
Revenues                       $ 1,328,458        $   393,435      $ 1,343,860       $   333,395      $   114,666

-----------------------------------------------------------------------------------------------------------------

Net Income (Loss)              $ 1,027,182**      $   289,363      $ 1,113,511*      $   240,988      $    (5,089)

-----------------------------------------------------------------------------------------------------------------

Net Income (Loss) per
Unit of Limited
Partnership
Interest                       $     82.84        $     23.34      $     89.80       $     19.43      $      (.41)

-----------------------------------------------------------------------------------------------------------------

Total Assets                   $ 1,238,158        $ 2,526,397      $ 3,597,804       $ 4,490,341      $ 4,895,246

-----------------------------------------------------------------------------------------------------------------

Long Term
Obligations                          None.               None             None              None             None

-----------------------------------------------------------------------------------------------------------------

Cash
Distributions
Declared per
Unit of Limited
Partnership
Interest                       $       160        $       140      $       165       $        50             None

-----------------------------------------------------------------------------------------------------------------

*        Includes a provision for loss on land of $141,147.

**       Includes a provision for lose on land of $140,844.

                        SELECTED QUARTERLY FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------------

                                  For  the           For the           For  the        For the         For the
                               Quarter Ended      Quarter Ended     Quarter Ended   Quarter Ended   Quarter Ended
                                December 31,       September 30,       June 30,       March 31,      December 31,
                                    2001                2001             2001            2001             2000
----------------------------------------------------------------------------------------------------------------------
Operating Revenue                $     405           $    628         $1,298,627        $28,798         $(36,242)***

----------------------------------------------------------------------------------------------------------------------

Gross Profit*                          N/A                N/A                N/A            N/A              N/A

----------------------------------------------------------------------------------------------------------------------

Net Income (Loss)
before Extra-
ordinary Items and
Cumulative Effect
of a Change in
Accounting                       $(238,954)**        $(15,101)        $1,282,397        $(1,160)        $(55,279)

----------------------------------------------------------------------------------------------------------------------

Net Income (Loss)****
per Unit of Limited
Partnership
Interest                         $  (19.27)          $  (1.22)        $   103.42        $ (0.09)        $  (4.46)

----------------------------------------------------------------------------------------------------------------------

Net Income
(Loss)                           $(238,954)          $(15,101)        $1,282,397        $(1,160)        $(55,279)

----------------------------------------------------------------------------------------------------------------------

                                  For the           For the         For the
                               Quarter Ended    Quarter Ended    Quarter Ended
                                September 30,      June 30,        March 31,
                                     2000            2000           2000
------------------------------------------------------------------------------

Operating Revenue                   $27,980         $53,568        $348,129

------------------------------------------------------------------------------

Gross Profit*                           N/A             N/A            N /A

------------------------------------------------------------------------------

Net Income (Loss)
before Extra-
ordinary Items and
Cumulative Effect
of a Change in
Accounting                          $(2,000)        $30,574        $316,068

------------------------------------------------------------------------------

Net Income (Loss)****
per Unit of Limited
Partnership
Interest                            $ (0.16)        $  2.47        $  25.49

------------------------------------------------------------------------------

Net Income
(Loss)                              $(2,000)        $30,574        $316,068

------------------------------------------------------------------------------

* In the real estate industry, costs of sales are netted in the gain on sale of land and are included in operating revenues; therefore, there is no breakdown for gross profit.

**       Includes a provision for loss on land of $140,844.

*** Negative revenues resulted from the General Partner's fourth quarter decision to apply $50,000 of extension fees to the sales price of a pending land sale at closing. The previous agreement between the Partnership and the potential purchaser was that the $50,000 was a non-refundable extension fee and would not apply to the purchase price.

**** Net income (loss) per unit of limited partnership interest for the first three quarters of 2000 have been restated to conform to the year-end presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Background

                  The Partnership was formed to acquire and realize appreciation in the Property by holding it for investment and eventual sale. However, there can be no assurance that the Partnership's objectives will be realized.

                  The Partnership originally purchased 595 acres of unimproved land at five locations. The status of these Properties at December 31, 2001 is as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Property Sold Prior to             Remaining Property
            Place                         Property Purchased                 December 31, 2001                   Held for Sale
-----------------------------------------------------------------------------------------------------------------------------------
Fulton County, Georgia.....                   208 acres                            103 acres                        105 acres
-----------------------------------------------------------------------------------------------------------------------------------

Henry County, Georgia......                  265 acres                            265 acres                           0 acres
-----------------------------------------------------------------------------------------------------------------------------------

Fort Myers, Florida........                   47 acres                             47 acres                           0 acres

-----------------------------------------------------------------------------------------------------------------------------------

Columbia, South Carolina...                   51 acres                             18 acres                          33 acres
-----------------------------------------------------------------------------------------------------------------------------------

Nashville, Tennessee.......                   24 acres                             24 acres                           0 acres
-----------------------------------------------------------------------------------------------------------------------------------

                  Results of Operations

                  The Partnership had no operations from the date of its formation on November 4, 1988 until June 1, 1989 when it acquired the initial Property and sold 6,215 Units of Limited Partnership interest. During 1989 the Partnership acquired four additional Properties and sold 6,185 additional Units of Limited Partnership interests.

2001 Compared to 2000

                  During 2001, the Partnership had one sale of the Fulton County, Georgia Property, recognized non-refundable extension fees and interest income related to the Fulton County, Georgia sale and had one sale of the Columbia, South Carolina Property. The revenues recognized from these transactions totaled $1,311,829 as compared to gains from Property sales, extension fees and interest income related to Property sales of $377,229 in 2000. During 2001 the Partnership also recognized other income of $6,411, $6,319 of which was for payment of prior year real estate taxes related to the Fulton County, Georgia sale. There was no such income in 2000. Other revenue in 2001 consisted of $10,218 in interest income compared to $16,206 in 2000. During 2001, a distribution of $160 per Unit was made to the Limited Partners compared to a distribution per Unit of $140 in 2000.

                  Expenses for 2001 were $301,276 consisting of general and administrative expenses of $35,403, management fees of $26,500, franchise and excise taxes of $14,562, real estate taxes of $83,745, insurance of $222 and a provision for loss on land of $140,844 based on the amount the Partnership had committed to sell the

Columbia, South Carolina Property for during January 2002, net of estimated selling costs. The general and administrative fees included $23,004 in accounting and legal fees, which represents a decrease of $7,145 from 2000. In 2001 the Partnership did not require the additional legal assistance that had been needed for the Fort Myers, Florida Property sale in 2000. The general and administrative expenses also included $7,002 for professional fees related to the wetlands delineation and flood plains study on the Columbia, South Carolina Property. There were no such fees in 2000. The franchise and excise tax liability to Tennessee was primarily related to the interest income from the Fulton County, Georgia Property sale. There were no such taxes paid in 2000. The real estate taxes in 2001 included $80,146 in Greenbelt rollback taxes. These taxes, along with the provision for loss on land, are both related to the sale of the remaining Columbia, South Carolina Property, which occurred in January 2002. There were no rollback taxes or provision for loss on land in 2000.

                  2000 Compared to 1999

                  During 2000, the Partnership had two sales of the Columbia, South Carolina Property, sold all of the Fort Myers, Florida Property and recognized interest income on a pending sale of the South Fulton County Property. The gain recognized from these transactions totaled $377,229 as compared to gains from Property sales, extension fees and related interest income of $1,321,313 in 1999. Other revenue in 2000 consisted of $16,206 in interest income compared to $22,547 in 1999.

                  Expenses for 2000 were $104,072, consisting of general and administrative expenses of $38,217, management fees of $26,500, real estate taxes of $39,182 and insurance of $173. The general and administrative expenses included legal and accounting fees of $30,149, which represents an increase of $7,972 compared to 1999. This increase was primarily due to additional legal assistance needed for the Fort Myers, Florida Property sale. The general and administrative expenses also includes professional fees of $1,987, which represents a decrease from 1999 of $5,258. The 1999 fees included $1,100 for an appraisal on the Fort Myers, Florida Property and $3,498 for engineering fees in relation to a sale of the Columbia, South Carolina Property. There were no such fees in 2000. The Partnership also had to pay $2,000 for debris removal on the South Fulton County Property. The $19,972 increase in real estate taxes is primarily due to greenbelt rollback taxes of $12,727, which resulted from the Columbia, South Carolina sales.

                  Inflation did not have a material impact on operations during 2001, 2000 or 1999.

                  Liquidity And Capital Resources

                  Cash generated by operating activities varies from year to year based on the level of land sale activity. The Partnership had cash reserves of $83,860 at December 31, 2001. The General Partner believes that the Partnership has sufficient cash reserves to cover normal partnership expenses for an additional year. However, if additional expenses are incurred or if the Partnership goes forward with the construction to bring sewer to the Fulton County Property, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Partnership's financial statements for the years ended December 31, 2001, 2000 and 1999, together with the report of the Partnership's independent auditors, Williams Benator & Libby, LLP, are included in this Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                  Mr. Sorenson, age 76, has over 40 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities. All of these activities occurred in the southeastern United States.

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

                  The other member of the General Partner is Southeast Venture LLC ("SVLLC"). The officers and key employees of SVLLC include the following:

                  Paul J. Plummer, age 52. Mr. Plummer is a registered architect and serves as director of architecture services for SVLLC. Mr. Plummer is responsible for facility programming, planning, master planning, facility assessment and design. Before joining SV in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

                  Wood S. Caldwell, age 48. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVLLC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVLLC's development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SV in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

                  Axson E. West, age 47. Mr. West serves as vice president of brokerage services for SVLLC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects.

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

                  Cameron W. Sorenson, age 40. Mr. Sorenson serves as director of vertical development for SVLLC. He is primarily responsible for providing development and project management for the clients of SVLLC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large scale land development ventures for SVLLC. Prior to joining SV in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his bachelor of science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

                  Randall W. Parham, age 46. Mr. Parham is the President of SVLLC. He is primarily responsible for property management, park and association management and also specializes in real estate development and brokerage. Mr. Parham is a licensed real estate broker and architect. Prior to joining SVLLC in 1998, Mr. Parham was a project manager with Gresham, Smith and Partners from 1978 to 1983 and was responsible for overall project management of project team and project financial management. Following his departure from Gresham, Smith and Partners, Mr. Parham joined MetroCenter Properties, Inc., an 850 acre mixed-use development in Nashville, Tennessee. He was Vice President and was responsible for initiation and development of new projects, land sales and lease negotiations. In 1991 he purchased the assets of MetroCenter Properties and formed MetroCenter Management, Inc. where he served as President through 1997.

ITEM 11.          EXECUTIVE COMPENSATION

                  During the fiscal year ended December 31, 2001, the Partnership did not pay compensation to any officers of the General Partner. The Partnership paid the General Partner a management fee of $26,500 in the fiscal years ended December 31, 2001, 2000 and 1999, respectively. See Item 13 of this report, "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  As of December 31, 2001, no person or "group" (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) was known by the Partnership to beneficially own more than five percent of the Units of the Partnership.

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  From 1988 to November 5, 1997, the Partnership paid $24,886 annually as an administration fee to the former general partner. This fee was computed as one quarter of one percent of the base cost of the land. The cumulative amount of such fee could not exceed $207,244,which limit was reached and paid during 1997 as provided in the Partnership Agreement. As of November 5, 1997, the Limited Partners voted and agreed to pay the new General Partner, Southern Management Group, LLC, a fee of $4,066 for the period November 5, 1997 through December 31, 1997 and annual fees of $26,500 from January 1, 1998 through December 31, 2001. No management fees will be paid in the year 2002 since the Partnership will be operating in liquidation mode.

                  The General Partner will also receive 30% of cash distributions after the Limited Partners have received (i) a return of their Capital Contributions plus (ii) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions (as those terms are defined in the Partnership Agreement). During 2001, 2000, and 1999 the General Partner received no cash distributions.

                  At the special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership's Property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the property. Any such real estate commission or disposition fee that is paid to the General Partner will reduce any distributions to which it would otherwise be entitled under the amended Partnership Agreement. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property. During 2001, 2000 and 1999, the Partnership paid real estate commissions of $41,250, $72,477 and $57,069, respectively, to the General Partner.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

                  (a)      Index to Financial Statements

                                                                                                          Page
                           Report of Independent Auditors                                                  F-1
                           Balance Sheets                                                                  F-2
                           Statements of Income                                                            F-3
                           Statements of Partners' Equity (Deficit)                                        F-4
                           Statements of Cash Flows                                                        F-5
                           Notes to Financial Statements                                                   F-6

                           Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Partnership during the fourth quarter of 2001.

                  (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers                             Description                                     Page Numbers
---------------                             -----------                                     ------------
3.1(a)                   Certificate of Limited Partnership                                         *

3.1(b) & (4)             Restated Limited Partnership Agreement                                    **

3.1(c)                   First Amendment to Restated Limited Partnership Agreement                E-1

11                       Not Applicable

12                       Not Applicable

13                       Not Applicable

16                       Not Applicable

18                       Not Applicable

19                       Not Applicable

22                       Not Applicable

24                       Not Applicable

25                       Not Applicable

27                       Financial Data Schedule (for SEC use only)

28                       Not Applicable

29                       Not Applicable

* Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration No. 33-26759.

** Incorporated by reference to Exhibit 3.2 filed as part of the Partnership's Registration Statement on Form S-18, Registration No. 33-26759.

                        SOUTHEAST ACQUISITIONS III, L.P.
              (A Limited Partnership Operating in Liquidation Mode)

                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                      with

                          INDEPENDENT AUDITORS' REPORT

Audited Financial Statements
(A Limited Partnership Operating in Liquidation Mode)

SOUTHEAST ACQUISITIONS III, L.P.

December 31, 2001

Independent Auditors' Report.................................................................................F-1
Balance Sheets...............................................................................................F-2
Statements of Income.........................................................................................F-3
Statements of Partners' Equity (Deficit).....................................................................F-4
Statements of Cash Flows.....................................................................................F-5
Notes to Financial Statements................................................................................F-6

[WILLIAMS
BENATOR
&
LIBBY, LLP
LOGO]

                          INDEPENDENT AUDITORS' REPORT

Partners
Southeast Acquisitions III, L.P.
Nashville, Tennessee

We have audited the accompanying balance sheets of Southeast Acquisitions III, L.P. (a Delaware limited partnership operating in liquidation mode) as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit), and cash flows for the years ended December 31, 2001, 2000, and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions III, L.P. (a limited partnership operating in liquidation mode) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000, and 1999, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note A, according to the terms of the partnership agreement, the Partnership was scheduled to terminate on December 31, 2001 and is continuing to operate in liquidation mode.



                                       WILLIAMS BENATOR & LIBBY, LLP

Atlanta, Georgia
January 16, 2002

BALANCE SHEETS

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)

                                                                                              December 31
                                                                                        2001               2000
                                                                                    --------------     --------------
ASSETS

Land and improvements held for sale--Note E                                         $   1,149,677      $   1,969,243
Cash and cash equivalents                                                                  83,860            534,903
Accounts receivable                                                                         4,621             22,251
                                                                                    -------------      -------------

                                                                                    $   1,238,158      $   2,526,397
                                                                                    =============      =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                                               $      97,319      $      16,576
Escrow on pending sale of land--Note D                                                        -0-            412,164
Payable to previous general partner--Note B                                                 3,584              3,584

Partners' equity (deficit)--Note C
    General partner                                                                       (19,609)           (29,880)
    Limited partners (12,400 units outstanding)                                         1,156,864          2,123,953
                                                                                    -------------      -------------
                                                                                        1,137,255          2,094,073
                                                                                    -------------      -------------

                                                                                    $   1,238,158      $   2,526,397
                                                                                    =============      =============

See notes to financial statements.

STATEMENTS OF INCOME

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)

                                                                               Year Ended December 31
                                                                    2001                2000                1999
                                                                -------------- ----------------------- ------------
Revenues:
    Gain on sale of land                                        $   1,141,685      $     224,598       $  1,260,125
    Interest and other income                                          16,629             16,206             22,547
    Extension fees and interest income related to
       land sales--Note D                                             170,144            152,631             61,188
                                                                -------------      -------------       ------------
                                                                    1,328,458            393,435          1,343,860

Expenses:
    General and administrative                                         35,403             38,217             42,454
    Management fee--Note B                                             26,500             26,500             26,500
    Franchise and excise taxes                                         14,562                -0-                -0-
    Real estate taxes                                                  83,745             39,182             19,210
    Insurance                                                             222                173              1,038
    Provision for loss on land--Note E                                140,844                -0-            141,147
                                                                -------------      -------------       ------------
                                                                      301,276            104,072            230,349
                                                                -------------      -------------       ------------

Net income--Note C:
    General partner                                                    10,271              2,894             11,135
    Limited partners                                                1,016,911            286,469          1,102,376
                                                                -------------      -------------       ------------

                                                                $   1,027,182      $     289,363       $  1,113,511
                                                                =============      =============       ============

Net income per limited partnership unit                         $       82.84      $       23.34       $      89.80
                                                                =============      =============       ============

See notes to financial statements.

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)

                                                                General              Limited
                                                                Partner             Partners             Total
                                                              -----------        -------------      --------------
Balance at January 1, 1999                                    $   (43,909)       $   4,517,108      $    4,473,199

Net income for the year ended December 31, 1999                    11,135            1,102,376           1,113,511

Distributions ($165 per unit)                                         -0-           (2,046,000)         (2,046,000)
                                                              -----------        -------------      --------------

Balance at December 31, 1999                                      (32,774)           3,573,484           3,540,710

Net income for the year ended December 31, 2000                     2,894              286,469             289,363

Distributions ($140 per unit)                                         -0-           (1,736,000)         (1,736,000)
                                                              -----------        -------------      --------------

Balance at December 31, 2000                                      (29,880)           2,123,953           2,094,073

Net income for the year ended December 31, 2001                    10,271            1,016,911           1,027,182

Distributions ($160 per unit)                                         -0-           (1,984,000)         (1,984,000)
                                                              -----------        -------------      --------------

Balance at December 31, 2001                                  $   (19,609)       $   1,156,864      $    1,137,255
                                                              ===========        =============      ==============

See notes to financial statements.

STATEMENTS OF CASH FLOWS

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)

                                                                                 Year Ended December 31
                                                                        2001              2000             1999
                                                                   ------------      -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                     $    1,027,182    $     289,363     $   1,113,511
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Gain on sale of land                                          (1,141,685)        (224,598)       (1,260,125)
         Proceeds from sale of land, net of escrowed
           cash of $412,164 in 2001                                     1,408,243        1,419,067         2,052,257
         Cash paid for land improvements                                      -0-         (100,000)              -0-
         Provision for loss on land                                       140,844              -0-           141,147
         Decrease (increase) in accounts receivable                        17,630          (22,251)              -0-
         Decrease (increase) in deposit                                       -0-            5,750            (5,750)
         Increase (decrease) in accounts payable and
           accrued expenses                                                80,743            3,066               (48)
         Increase in escrow on pending sale of land                           -0-          372,164            40,000
                                                                   --------------    -------------      ------------

                                          NET CASH PROVIDED
                                    BY OPERATING ACTIVITIES            1,532,957        1,742,561         2,080,992

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions paid to limited partners                             (1,984,000)      (1,736,000)       (2,046,000)
                                                                   --------------    -------------      ------------

                                     (DECREASE) INCREASE IN
                                  CASH AND CASH EQUIVALENTS              (451,043)           6,561            34,992

Cash and cash equivalents at beginning of year                            534,903          528,342           493,350
                                                                   --------------    -------------      ------------

                                  CASH AND CASH EQUIVALENTS
                                             AT END OF YEAR        $       83,860    $     534,903      $    528,342
                                                                   ==============    =============      ============

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)

December 31, 2001

NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Southeast Acquisitions III, L.P. (a limited Partnership operating in liquidation mode) ("the Partnership") is a Delaware limited partnership that was formed to acquire undeveloped land. The Partnership was formed during November 1988 and received equity contributions totaling $12,373,480 through the sale of 12,400 limited partnership units during 1989. The Partnership was originally scheduled to terminate on December 31, 1999. However, during November 1997, concurrent with the replacement of the previous general partner, the term of the Partnership was extended to December 31, 2001. It is the intention of the general partner to operate in liquidation mode until all of the Partnership's land is sold. At December 31, 2001, there were no adjustments necessary to present the financial statements on a liquidation basis.

During 1989, the Partnership purchased undeveloped land as follows: approximately 211 acres in Fulton County, Georgia, approximately 265 acres in Henry County, Georgia, approximately 24 acres in Nashville, Tennessee, approximately 48 acres in Fort Myers, Florida, and approximately 51 acres in Columbia, South Carolina. This land was purchased from an affiliate of the previous general partner. The land in Nashville, Tennessee was sold during 1995. The land in Henry County, Georgia was sold during 1999. The land in Fort Meyers, Florida, was sold during 2000. At December 31, 2001, the Partnership's property consisted of approximately 104.8 acres in Fulton County, Georgia and approximately 33 acres in Columbia, South Carolina.

The following accounting policies are presented to assist the reader in understanding the Partnership's financial statements:

Basis of Accounting: The Partnership maintains its accounting records on the accrual basis of accounting. Sales of land are recognized upon the closing of an enforceable sales contract and the Partnership's execution of its obligations under the contract.

Land: Land held for sale is carried at the lower of cost or fair value less estimated cost to sell. The Partnership's land is carried net of write-downs to fair value, as determined by independent appraisals. Cumulative original write-downs to fair value through December 31, 2001 totaled $3,622,126 on the Fulton County, Georgia land and $766,705 on the Columbia, South Carolina land.

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)

NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--
  Continued

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. Write-downs of the land's carrying value that have been recorded for financial statement purposes will not be recognized for income tax purposes until the land is sold. At December 31, 2001 and 2000, remaining write-downs that had not been recognized for income tax purposes totaled $2,379,967 and $4,052,554, respectively.

Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: For purposes of reporting cash flows, the Partnership considers all demand deposits and highly liquid investments purchased with an original maturity of three months or less which can be readily converted to cash on demand, without penalty, to be cash equivalents. At December 31, 2001, cash on deposit included approximately $165,000 in excess of federally insured limits.

NOTE B--RELATED PARTY TRANSACTIONS

During each of the years ended December 31, 2001, 2000 and 1999, the Partnership paid management fees of $26,500 to the general partner, as provided for in the amendment to the partnership agreement that was adopted during November 1997. No management fees will be paid during 2002 since the Partnership will be operating in liquidation mode.

At December 31, 2001 and 2000, the Partnership had commissions payable to its previous general partner of $3,584. During the years ended December 31, 2001, 2000, and 1999, the Partnership paid commissions to the current general partner related to the sale of land of $41,250, $72,477, and $57,069, respectively.

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)

NOTE B--RELATED PARTY TRANSACTIONS--Continued

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. During the years ended December 31, 2001, 2000, and 1999, reimbursements to the general partner's members and related companies totaled $2,455, $2,148, and $7,016, respectively.

NOTE C--PARTNERS' EQUITY

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

(a) Cash Distributions--Except for distributions in connection with the liquidation of the Partnership, cash distributions, if any, will be made 100% to the limited partners until the limited partners have received (i) a return of their capital contributions ($4,437,337 at December 31, 2001) plus (ii) cumulative distributions equal to their 10% noncompounded cumulative annual return on their adjusted capital contributions, as defined ($13,089,295 at December 31, 2001); thereafter distributions will be made 70% to the limited partners and 30% to the general partner. Distributions in connection with the Partnership's liquidation will be made in accordance with the partners' capital accounts as maintained for federal income tax purposes.

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

During the years ended December 31, 2001, 2000, and 1999, the Partnership made distributions to the limited partners of $1,984,000, $1,736,000, and $2,046,000, respectively, or $160, $140, and $165 per unit, respectively, representing a return of their capital contributions.

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)

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

NOTE D--EXTENSION FEE AND INTEREST INCOME ON PREVIOUS PENDING SALE OF LAND

During the year ended December 31, 1999, the Partnership received a non-refundable extension fee of $50,000 and interest income of $11,188 related to the extension of the closing date of a pending sales contract. During the year ended December 31, 1999, the Partnership also received a deposit of $40,000 to be applied to the sales price at closing.

During the year ended December 31, 2000, the general partner agreed to apply the non-refundable extension fee of $50,000, that had been received during 1999, to the sales price at closing. Therefore, the extension fee of $50,000 was reclassified from revenues to the escrow liability account during the year ended December 31, 2000. In addition, during the year ended December 31, 2000, the Partnership recognized interest income of $191,449 related to the extension of the closing date of this pending sales contract. The Partnership also received additional escrow deposits of $322,164 to be applied to the sales price at closing.

During the year ended December 31, 2001, the Partnership recognized received non-refundable extension fees of $132,534 and interest income of $37,610 related to this sales contract. The contract closed during May 2001. Total escrow deposits of $412,164 were applied to the sales price.

During the year ended December 31, 2000, the Partnership received extension fees of $10,000 and interest income of $1,182 on another sale of land that closed in October 2000.

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)

NOTE E--SUMMARY OF PROPERTY AND ACTIVITY

At December 31, 2001, land consisted of the following:

                  Description                   Initial Cost            Carrying Amount          Date Acquired
---------------------------------------------   ------------            ---------------          -------------
104.8 acres of undeveloped land in
    Fulton County, Georgia                      $   2,528,100             $     699,677          June 1989

33 acres of undeveloped land
    in Columbia, South Carolina                     1,001,544                   450,000          December 1989
                                                -------------             -------------

                                                $   3,529,644             $   1,149,677
                                                =============             =============

There were no liens on the land as of December 31, 2001. At December 31, 2001, the aggregate carrying value of this land for income tax purposes was $3,529,644. The difference between the carrying value for financial statement purposes and income tax purposes resulted from write-downs on the land that were recorded for financial statement purposes as more fully described in Note A.

Land activity during the years ended December 31, 1999, 2000 and 2001 consisted of the following:

         Balance at January 1, 1999                                                       $    3,996,991
         Additions                                                                                   -0-
         Deductions--cost of land sold                                                          (792,132)
         Write-down to lower of cost or fair value,
             less estimated cost to sell                                                        (141,147)
                                                                                          --------------
                                                      Balance at December 31, 1999             3,063,712

         Additions--water main extension                                                         100,000
         Deductions--cost of land sold                                                        (1,194,469)
                                                                                          --------------
                                                      Balance at December 31, 2000             1,969,243

         Additions                                                                                   -0-
         Deductions--cost of land sold                                                          (678,722)
         Write-down to lower of cost or fair value,
             less estimated cost to sell, recognized in the fourth quarter of 2001, based on the proceeds from the sale of land
             described below                                                                    (140,844)
                                                                                          --------------

                                                      Balance at December 31, 2001        $    1,149,677
                                                                                          ==============

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)

NOTE E--SUMMARY OF PROPERTY AND ACTIVITY--Continued

During January 2002, the Partnership sold the remaining 33 acres of the Columbia, South Carolina land for $500,000 and recognized a loss of $1,850.

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

         Signature                                      Title                                        Date
         ---------                                      -----                                        ----



/s/ Richard W. Sorenson                     President, Chief Executive Officer                  March 28, 2002
-----------------------                     and Chief Financial Officer of
                                            Southern Management Group, LLC