Form 10-Q
period 2002-03-31
SOUTHEAST ACQUISITIONS III L P
filed 2002-05-15
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2002 TO MARCH 31, 2002.



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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at March 31, 2002 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a "Property," collectively the "Properties"): 208 acres of undeveloped land in Fulton County, Georgia; 265 acres of undeveloped land in Henry County, Georgia; 24 acres of undeveloped land near Nashville, Tennessee; 48 acres of undeveloped land near Fort Myers, Florida; and 51 acres of undeveloped land near Columbia, South Carolina. There can be no assurance that the Partnership's objectives will be realized. At March 31, 2002, there remained approximately 105 acres of the Fulton County, Georgia property.

         Results of Operations for First Quarter of 2002 Compared with First Quarter of 2001

         The Partnership activities for the first quarter of 2002 and the first quarter of 2001 were focused on the sale of Partnership property. During the first quarter of 2002 the Partnership sold all of the remaining land in Columbia, South Carolina, approximately 33 acres, for a sales price of $500,000. The Partnership recognized a loss of $1,850 from this sale. During the first quarter of 2001, the Partnership sold 1.59 acres of the Columbia, South Carolina land for a sales price of $25,000 and recognized a loss of $5,992. The Partnership also received $30,665 in interest income related to the extension of the Fulton County, Georgia sale that closed in escrow in November 1999. This sale was finalized and funded during the second quarter of 2001. Other income during the first quarter of 2002 consisted of interest income of $1,141 as compared with $4,032 in the first quarter of 2001. The decrease in interest earned was a result of having a lower average cash reserve during the quarter as compared to the same quarter of 2001. The decrease in the average cash reserve resulted from a distribution to the limited partners.

         Expenses in the first quarter of 2002 included general and administrative expenses of $6,518 versus $8,873 in the first quarter of 2001. The decrease was primarily due to a decrease in accounting fees and office expenses. Since the Partnership is currently operating in the liquidation mode, it had no management fees in the first quarter of 2002 as compared to $6,625 that was paid in the first quarter of 2001. Real estate taxes in the first quarter of 2002 were $1,199 compared with $2,308 in the first quarter of 2001. The 2002 taxes included greenbelt rollback taxes of $270 related to the sale of Columbia, South Carolina property. The Partnership also owned less property in the 2002 period. Insurance in the first quarter of 2002 was $92 as compared with $56 in the first quarter of 2001. In the first quarter of 2001, the Partnership also paid Tennessee state income tax of $11,483, Tennessee franchise and excise tax of $543 and the first quarter estimated Tennessee franchise and excise tax of $70. The Partnership had no such taxes in the first quarter of 2002.

         Inflation did not have any material impact on operations during the first quarter of 2002 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $67,552 at March 31, 2002, which will be used to cover the following estimated annual costs: accounting fees of $16,500, legal fees of $8,000, insurance costs of $367, property taxes of $3,510, and other general and administrative expenses $12,000. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional year. However, if additional expenses are incurred, then the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the first quarter of 2002.

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

         No matters were submitted to the Partners for a vote during the first quarter of 2002.

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

Signature                           Title                        Date
---------                           -----                        ----

/s/ Richard W. Sorenson             President,                   May 15, 2002
-----------------------             Southern Management
Richard W. Sorenson                 Group, LLC

                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                                 BALANCE SHEETS

                                                    MARCH 31
                                                      2002          DECEMBER 31,
                ASSETS                             (Unaudited)         2001
                ------                             -----------      -----------
Land held for sale                                 $   699,677      $ 1,149,677

Cash and cash equivalents                               67,552           83,860

Accounts receivable                                      4,097            4,621

Prepaid expenses                                           275               --
                                                   -----------      -----------
                                                   $   771,601      $ 1,238,158
                                                   ===========      ===========


    LIABILITIES AND PARTNERS' EQUITY
    --------------------------------

Accounts payable and accrued expenses              $    11,280      $    97,319

Payable to previous general partner                      3,584            3,584

Partners' equity:
  General partner                                      (19,694)         (19,609)
  Limited partners (12,400 units outstanding)          776,431        1,156,864
                                                   -----------      -----------
                                                       756,737        1,137,255
                                                   -----------      -----------
                                                   $   771,601      $ 1,238,158
                                                   ===========      ===========


See notes to financial statements.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                              FOR THE THREE MONTHS
                                                 ENDED MARCH 31
                                         ----------------------------
                                             2002            2001
                                             ----            ----
REVENUES:
  Loss on sale of land                   $    (1,850)     $    (5,992)
  Extension fees and interest income              --           30,665
  Interest income                              1,141            4,032
  Other income                                    --               93
                                         -----------      -----------
                                                (709)          28,798
                                         -----------      -----------

EXPENSES:
  General and administrative                   6,518            8,873
  Management fee                                  --            6,625
  Real estate taxes                            1,199            2,308
  Insurance                                       92               56
  Tennessee franchise and excise tax              --              613
  Tennessee state tax                             --           11,483
                                         -----------      -----------
                                               7,809           29,958
                                         -----------      -----------

NET INCOME (LOSS)                             (8,518)          (1,160)

Partners' equity,
  Beginning of period                      1,137,255        2,094,073

Capital distribution                        (372,000)              --
                                         -----------      -----------

Partners' equity,
  End of period                          $   756,737      $ 2,092,913
                                         ===========      ===========

Weighted average number
  of limited partnership
  units outstanding                           12,400           12,400
                                         ===========      ===========

Income (loss) from operations
  per limited partnership
  interest                               $     (0.69)     $     (0.09)
                                         ===========      ===========



See notes to financial statements.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE THREE MONTHS
                                                                                     ENDED MARCH 31
                                                                                ------------------------
                                                                                   2002          2001
                                                                                   ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Proceeds from sale of land                                                    $ 448,150      $  22,407
  Extension fee and interest income received                                           --         48,320
  Interest income received                                                          1,141          4,032
  Other income received                                                                --             93
  Cash paid for operating expenses                                                (93,599)       (28,908)
                                                                                ---------      ---------
               Net cash provided by
                 operating activities                                             355,692         45,944

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to limited partners                                               (372,000)            --
                                                                                ---------      ---------
               (Decrease) increase in cash                                        (16,308)        45,944


Cash, beginning of period                                                          83,860        534,903
                                                                                ---------      ---------
Cash, end of period                                                             $  67,552      $ 580,847
                                                                                =========      =========


RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  Net loss                                                                      $  (8,518)     $  (1,160)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:

               Loss on sale of land                                                 1,850          5,992
               Net proceeds from sale of land                                     448,150         22,407
               (Decrease) Increase in accounts payable and accrued expenses       (86,039)         4,439
               Increase in prepaid expenses                                          (275)          (169)
               Decrease in accounts receivable                                        524         14,435
                                                                                ---------      ---------
               Net cash provided by operating
                 activities                                                     $ 355,692      $  45,944
                                                                                =========      =========


See notes to financial statements.

                         SOUTHEAST ACQUISITIONS III, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 2002
                                   (Unaudited)

A.      ACCOUNTING POLICIES

        The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B.      RELATED PARTY TRANSACTIONS

        The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

                                                    2002               2001
                                                    ----               ----
        Management Fees                            $   -0-           $ 6,625
        Commissions                                $25,000           $ 1,250
        Reimbursements                             $ 1,014           $   687