Form 10-Q
period 2002-06-30
SOUTHEAST ACQUISITIONS III L P
filed 2002-08-14
CIK 846014

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2002 TO JUNE 30, 2002.

Commission File number: 0-18454 (formerly 33-26759)

SOUTHEAST ACQUISITIONS III, L.P.

(Exact name of registrant)

Delaware	23-2532708

(State or other jurisdiction of
incorporation or organization)	(I.R.S. Employer Identification No.)

3011 Armory Dr., Ste. 310
Nashville, Tennessee 37204
(Address of Principal Executive Offices)

Issuer’s Telephone Number: 615-834-0872

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (b) has been subject to such filing requirements for the past 90 days.   Yes   X                     No

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

     The unaudited financial statements of Southeast Acquisitions III, L.P. (the “Partnership”) at June 30, 2002 are attached hereto as Exhibit A.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background

     The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a Property, collectively the Properties) 208 acres of undeveloped land in Fulton County, Georgia; 265 acres of undeveloped land in Henry County, Georgia; 24 acres of undeveloped land near Nashville, Tennessee; 48 acres of undeveloped land near Fort Myers, Florida; and 51 acres of undeveloped land near Columbia, South Carolina. There can be no assurance that the Partnership’s objectives will be realized. At June 30, 2002, there remained approximately 105 acres in Fulton County, Georgia property.

Results of Operations for Second Quarter of 2002 Compared with Second Quarter of 2001

     The Partnership activities for the second quarter of 2002 and the second quarter of 2001 were focused on the sale of Partnership property. The Partnership had no sales of property in the second quarter of 2002. During the second quarter of 2001, the Partnership sold 100.01 acres of the Fulton County, Georgia land for a sales price of $2,000,000 and recognized a gain of $1,147,678. The Partnership also received $64,459 in extension fees and $75,020 in interest income related to the extension of this sale, which closed escrow in November 1999. The Partnership also received other income in the amount of $6,319 for the reimbursement of property taxes paid by the Partnership in 1999 and 2000 for this Property. During the second quarter of 2002, the Partnership earned interest income of $651 as compared with $5,151 in the second quarter of 2001. The decrease in interest income was primarily due to a lower cash reserve during the second quarter of 2002, which resulted from a distribution to the limited partners in the first quarter of 2002.

     Expenses in the second quarter of 2002 included general and administrative expenses of $6,258 versus $9,844 in the second quarter of 2001. This decrease was primarily due to a decrease in legal fees and environmental studies, which the Partnership had incurred in the second quarter of 2001. These fees were related to the subsequent sale of the remaining 33 acres of the Columbia, South Carolina Property. Since the Partnership is currently operating in the liquidation mode, it had no management fees in the second quarter of 2002 as compared to $6,625 that was paid in the second quarter of 2001. Real estate taxes in the second quarter of 2002 were $877. Real estate taxes for the same quarter in 2001 were $922 less a credit of <$1,387> to reduce the first quarter accrual, which resulted in a net of
<$465> for the quarter. This adjustment was necessary to remove the first quarter accrual of taxes related to the Fulton County, Georgia land that closed in escrow in November, 1999. The purchaser was responsible for the 2001 taxes. Insurance in the second quarter of 2002 was $92 as compared with $56 in the second quarter of 2001. The Partnership also paid $25 for Tennessee taxes as compared to $70 paid in the second quarter of 2001. During the second quarter of 2002, as in 2001, the Partnership paid $100 for Delaware franchise and excise tax.

     Inflation did not have any material impact on operations during the second quarter of 2002 and it is not expected to materially impact future operations.

Liquidity and Capital Resources

     The Partnership had cash reserves of $60,339 at June 30, 2002, which will be used to cover the following estimated annual costs: accounting fees of $16,500, legal fees of $8,000, insurance costs of $367, property taxes of $3,510, and other general and administrative expenses of $12,000. In the General Partner’s opinion, the Partnership’s reserves will be sufficient to cover costs during the liquidation mode. However, if additional expenses are incurred or if the Properties cannot be sold within the next year, then the reserves may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     None

Item 2 — Changes in Securities

     There were no changes in the Partnership’s securities during the second quarter of 2002.

Item 3 — Defaults Upon Senior Securities

     There was no default in the payment of principal, interest, a sinking or purchase fund installment or any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there have been no arrearages or delinquencies with respect to any such preferred stock.

Item 4 — Submission of Matters to a Vote of Security Holders

     No matters were submitted to the Partners for a vote during the second quarter of 2002.

Item 5 — Other Information

     None

Item 6 — Exhibits and Reports on Form 8-K

     None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers	Description	Page Number

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard W. Sorenson Richard W. Sorenson	President, Southern Management Group, LLC	July 26, 2002

EXHIBIT A

SOUTHEAST ACQUISITIONS III, LP

BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2002	2001
	(Unaudited)

ASSETS
Land held for sale	$699,677	$1,149,677
Cash and cash equivalents	60,339	83,860
Accounts receivable	4,296	4,621
Prepaid expenses	184	—

	$764,496	$1,238,158

LIABILITIES AND PARTNERS’ EQUITY
Accounts payable and accrued expenses	$10,876	$97,319
Payable to previous general partner	3,584	3,584
Partners’ equity:
General partner	(19,762)	(19,609)
Limited partners (12,400 units outstanding)	769,798	1,156,864

	750,036	1,137,255

	$764,496	$1,238,158

     See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS III, LP

STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30		ENDED JUNE 30

	2002	2001	2002	2001

REVENUES:
(Loss) gain on sale of land	$—	$1,147,678	$(1,850)	$1,141,686
Extension fees and interest income	—	139,479	—	170,144
Interest income	651	5,151	1,792	9,183
Other income	—	6,319	—	6,412

	$651	$1,298,627	$(58)	$1,327,425

EXPENSES:
General and administrative	6,258	9,844	12,776	18,717
Management fee	—	6,625	—	13,250
Real estate taxes	877	(465)	2,076	1,843
Insurance	92	56	184	112
Delaware franchise & excise tax	100	100	100	100
Tennessee franchise & excise tax	—	70	—	683
Tennessee state tax	25	—	25	11,483

	7,352	16,230	15,161	46,188

NET INCOME	(6,701)	1,282,397	(15,219)	1,281,237
Partners’ equity,
Beginning of period	756,737	2,092,913	1,137,255	2,094,073
Capital distribution	—	(1,984,000)	(372,000)	(1,984,000)

Partners’ equity,
End of period	$750,036	$1,391,310	$750,036	$1,391,310

Weighted average number of limited partnership units outstanding	12,400	12,400	12,400	12,400

Income from operations per limited partnership interest	$(0.54)	$103.42	$(1.23)	$103.33

     See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS III, LP

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sale of land, net of note receivable & escrow deposit payable in 2001	$448,150	$1,376,686
Extension fee and interest income received	—	187,799
Interest income received	1,792	9,183
Other income received	--	6,412
Cash paid for operating expenses	(101,463)	(52,733)

Net cash provided by operating activities	348,479	1,527,347
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to limited partners	(372,000)	(1,984,000)

Decrease in cash	(23,521)	(456,653)
Cash, beginning of period	83,860	534,903

Cash, end of period	$60,339	$78,250

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(15,219)	$1,281,237
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on sale of land	1,850	(1,141,686)
Net proceeds from sale of land, net of note receivable and escrow deposit payable in 2001	448,150	1,376,686
Decrease in accounts payable and accrued expenses	(86,443)	(6,435)
Increase in prepaid expenses	(184)	(110)
Decrease in accounts receivable	325	17,655

Net cash provided by operating activities	$348,479	$1,527,347

See notes to financial statements.

SOUTHEAST ACQUISITIONS III, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2002
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2001. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership’s financial position and results of operations. The results of operations for the six-months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership’s operations. Compensation earned for these services in the first six months were as follows:

	2002	2001

Management Fees	$-0-	$13,250
Commissions	$25,000	$41,250
Reimbursements	$1,675	$1,489