Form 10-Q
period 2002-09-30
SOUTHEAST ACQUISITIONS III L P
filed 2002-11-14
CIK 846014

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2002 TO SEPTEMBER 30, 2002.

Commission File number: 0-18454 (formerly 33-26759)

SOUTHEAST ACQUISITIONS III, L.P.

(Exact name of registrant)

Delaware	23-2532708

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Item 1 — Financial Statements

     The unaudited financial statements of Southeast Acquisitions III, L.P. (the “Partnership”) at September 30, 2002 are attached hereto as Exhibit A.

     Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Background

     The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a Property, collectively the Properties) 208 acres of undeveloped land in Fulton County, Georgia; 265 acres of undeveloped land in Henry County, Georgia; 24 acres of undeveloped land near Nashville, Tennessee; 48 acres of undeveloped land near Fort Myers, Florida; and 51 acres of undeveloped land near Columbia, South Carolina. There can be no assurance that the Partnership’s objectives will be realized. At September 30, 2002, there remained approximately 105 acres of the Fulton County, Georgia property.

     Results of Operations for Third Quarter of 2002 Compared with Third Quarter of 2001

     The Partnership activities for the third quarter of 2002 and the third quarter of 2001 were focused on the sale of Partnership property. During the third quarter of 2002, as in 2001 there were no sales. During the third quarter of 2002, the Partnership received interest income of $711 as compared to $628 of interest earned in the third quarter of 2001. The increase in interest earned is a result of having a higher average interest bearing cash reserve during the quarter compared to the same quarter of 2001.

     Expenses in the third quarter of 2002 included general and administrative expenses of $5,780 versus $5,850 in the third quarter of 2001. Other expenses in the third quarter of 2002 included $4,096 for the recognition of bad debt. In 2000, the Partnership recorded a $4,596 account receivable from Ice Land, USA (the “buyer”). This receivable was for the proration of the Columbia, South Carolina property taxes resulting from the February 2000 sale of 7.29 acres in Columbia, South Carolina. The buyer did pay the Partnership $500 in February 2002, but has subsequently filed for bankruptcy and collection of the remaining balance is very doubtful. The Partnership incurred no such expense in the third quarter of 2001. Since the Partnership is currently operating in the liquidation mode, it had no management fees in the third quarter of 2002 as compared to $6,625 that was paid in the third quarter of 2001. Other expenses in the third quarter of 2001 included $2,257 for Tennessee state tax and $70 for Tennessee franchise and excise taxes. The Partnership paid no such taxes in the third quarter of 2002. In the third quarter of 2002 the Partnership received a $146 refund for insurance coverage on the Columbia, South Carolina property, which had been sold on January 31, 2002. This refund, along with the cost of insurance on the remaining property resulted in $<18>, as compared to $56 for the same quarter of 2001. Real estate taxes for the third quarter of 2002 were $1,242 compared to $871 for the same quarter in

2001. In 2002 the assessed value of the remaining property in Fulton County, Georgia was increased, which resulted in the increase in property taxes.

     Inflation did not have any material impact on operations during the third quarter of 2002, and it is not expected to materially impact future operations.

     Liquidity and Capital Resources

     The Partnership has cash reserves of $59,477 at September 30, 2002, which will be used to cover the following estimated annual costs: accounting fees of $16,500, legal fees of $8,000, insurance costs of $367, property taxes of $3,510, and other general and administrative expenses of $12,000. In the General Partner’s opinion, the Partnership’s reserves will be sufficient to cover costs during the liquidation mode. However, if additional expenses are incurred, the reserves may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

Item 3. Controls and Procedures

     (a)  Within the ninety day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

     (b)  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

     PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     None

Item 2 — Changes in Securities

     There were no changes in the Partnership’s securities during the third quarter of 2002.

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

Item 4 — Submission of Matters to a Vote of Security Holders

     No matters were submitted to the Partners for a vote during the third quarter of 2002.

Item 5 — Other Information

     None

Item 6 — Exhibits and Reports on Form 8-K

     None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers	Description	Page Number

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard W. Sorenson Richard W. Sorenson	Member, Southern Management Group, LLC	November 12, 2002

CERTIFICATION

     I, Richard W. Sorenson, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Southeast Acquisitions III, L.P.

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ Richard W. Sorenson [signature]

Richard W. Sorenson, Principal Executive Officer & Member, Southern Management Group, LLC

CERTIFICATION

     I, Laura E. Ristvedt, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Southeast Acquisitions III, L.P.

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ Laura E. Ristvedt [signature]

Laura E. Ristvedt, Principal Financial Officer,

EXHIBIT A

SOUTHEAST ACQUISITIONS III, LP

BALANCE SHEETS

	SEPTEMBER 30,
	2002	DECEMBER 31,
	(Unaudited)	2001

ASSETS
Land held for sale	$699,677	$1,149,677
Cash and cash equivalents	59,477	83,860
Accounts receivable	—	4,621
Prepaid expenses	55	—

	$759,209	$1,238,158

LIABILITIES AND PARTNERS’ EQUITY
Accounts payable and accrued expenses	$15,978	$97,319
Payable to previous general partner	3,584	3,584
Partners’ equity:
General partner	(19,865)	(19,609)
Limited partners (12,400 units outstanding)	759,512	1,156,864

	739,647	1,137,255

	$759,209	$1,238,158

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS III, LP

STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30

	2002	2001	2002	2001

REVENUES:
(Loss) gain on sale of land	$—	$—	$(1,850)	$1,141,686
Extension fees and interest income	—	—	—	170,144
Interest income	711	628	2,503	9,811
Other income	—	—	—	6,412

	$711	$628	$653	$1,328,053

EXPENSES:
General and administrative	5,780	5,850	18,556	24,567
Management fee	—	6,625	—	19,875
Real estate taxes	1,242	871	3,318	2,714
Insurance	(18)	56	166	168
Delaware franchise & excise tax	—	—	100	100
Tennessee franchise & excise tax	—	70	—	753
Tennessee state tax	—	2,257	25	13,740
Bad debt expense	4,096	—	4,096	—

	11,100	15,729	26,261	61,917

NET INCOME	(10,389)	(15,101)	(25,608)	1,266,136
Partners’ equity,
Beginning of period	750,036	1,391,310	1,137,255	2,094,073
Capital distribution	—	—	(372,000)	(1,984,000)

Partners’ equity,
End of period	$739,647	$1,376,209	$739,647	$1,376,209

Weighted average number of limited partnership units outstanding	12,400	12,400	12,400	12,400

Income from operations per limited partnership interest	$(0.84)	$(1.22)	$(2.07)	$102.11

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS III, LP

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sale of land, net of note receivable & escrow deposit payable in 2001	$448,150	$1,376,686
Extension fee and interest income received	—	187,799
Interest income received	2,503	9,811
Other income received	—	6,412
Cash paid for operating expenses	(103,036)	(57,291)

Net cash provided by operating activities	347,617	1,523,417
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to limited partners	(372,000)	(1,984,000)

Decrease in cash	(24,383)	(460,583)
Cash, beginning of period	83,860	534,903

Cash, end of period	$59,477	$74,320

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(25,608)	$1,266,136
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on sale of land	1,850	(1,141,686)
Net proceeds from sale of land, net of note receivable and escrow deposit payable in 2001	448,150	1,376,686
(Decrease) increase in accounts payable and accrued expenses	(81,341)	4,754
Increase in prepaid expenses	(55)	(53)
Decrease in accounts receivable	4,621	17,580

Net cash provided by operating activities	$347,617	$1,523,417

See notes to financial statements.

SOUTHEAST ACQUISITIONS III, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2002
(Unaudited)

A.	ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in Partnership’s Form 10-K for the year ended December 31, 2001. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership’s financial position and results of operations. The results of operations for the nine-months ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B.	RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership’s operations. Compensation earned for these services in the first nine months were as follows:

	2002	2001

Management Fees	$-0-	$19,875
Commissions	$25,000	$41,250
Reimbursements	$2,258	$1,993