Form 10-K
period 2002-12-31
SOUTHEAST ACQUISITIONS III L P
filed 2003-03-28
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

 X       ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT
----     OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.



         TRANSITION REPORT UNDER SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE
----     ACT OF 1934.


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


                          3011 Armory Drive, Suite 310
                           Nashville, Tennessee 37204
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


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
                    Limited Partnership Units $1,000 Per Unit

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                                                                      ---   ----
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes X   No
              ---     ---

                                TABLE OF CONTENTS

PART I

ITEM 1.      BUSINESS...............................................................1

             Background.............................................................1
             Material Recent Developments...........................................2
             Employees..............................................................2
             Competition............................................................2
             Trademarks and Patents.................................................2

ITEM 2.      PROPERTIES.............................................................2

ITEM 3.      LEGAL PROCEEDINGS......................................................3

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................3

PART II

ITEM 5.      MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP
             INTEREST AND RELATED SECURITY HOLDER MATTERS...........................4

ITEM 6.      SELECTED FINANCIAL DATA................................................4
             SELECTED QUARTERLY FINANCIAL DATA......................................5

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..............................................6
             Background.............................................................6
             Results of Operations..................................................6
             2002 Compared to 2001..................................................6
             2001 Compared to 2000..................................................7
             Liquidity and Capital Resources........................................7
             Controls and Procedures................................................7

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................8

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE....................................8

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP....................8

ITEM 11.     EXECUTIVE COMPENSATION.................................................9

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.............................................................9
             Security Ownership of Management......................................10
             Changes in Control....................................................10

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................10

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K.......................................................11
             (a)      Index to Financial Statements....................................11
             (b)      Reports on Form 8-K..............................................11
             (c)      Exhibits (numbered in accordance with Item 601 of Regulation
                      S-K).............................................................12

SIGNATURES

                                     PART I

ITEM 1. BUSINESS

        Background

        Southeast Acquisitions III, L.P. (the "Partnership") was formed on November 4, 1988, as a Delaware limited partnership. The Partnership's public offering of 12,400 units of limited partnership interest ("Units") commenced on May 2, 1989 and terminated on August 29, 1989 when all 12,400 Units were sold. The Partnership was scheduled to terminate on December 31, 2001. There are currently no plans to extend the Partnership agreement. Since there is land remaining at December 31, 2002, the current General Partner will continue to run operations in the liquidation mode until all of the Partnership's Property is sold.

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

        Since acquisition, the Partnership has sold approximately 50% of its Fulton County, Georgia Property, all of its Henry County, Georgia Property, all of its Nashville, Tennessee Property, all of its Fort Myers, Florida Property and all of its Columbia, South Carolina Property. All of the remaining Property in Fulton County, Georgia is currently under contract, but there can be no assurance that this transaction will close.

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

        Material Recent Developments

        During 2002, all of the remaining Columbia, South Carolina Property was sold for a sales price of $500,000, and the Partnership recognized a loss of $1,850. During 2001, the Partnership sold 100.01 acres of the Fulton County, Georgia land for a sales price of $2,000,000 and recognized a gain of $1,147,677. During 1999, 2000 and 2001 the Partnership also received extension fees and interest income totaling $372,781 related to the extension of the closing of this sale, which originally closed in escrow in November 1999. In 2001 the Partnership also sold 1.59 acres of the Columbia, South Carolina Property for a sales price of $25,000 and recognized a loss of $5,992. In September 2001, the Partnership entered into a sales contract to sell all of the remaining Fulton County, Georgia Property for a sales price of $32,100 per acre. Since then, the Partnership has granted the purchasers four separate extensions of the closing date and has increased the purchase price to $33,403 per acre. The most recent extension could extend the closing to as late as June 2003. The purchaser has paid $250,000 in non-refundable deposits to an escrow agent, which are to be applied to the sales price at closing. There are contract contingencies that could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close.

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

        The appraised value does not reflect costs, expenses and commissions, which would be incurred in connection with a sale of the property. Moreover, appraisals are only an approximation of current market value, which can only be established by an actual sale. The Partnership currently has a contract to sell all of the remaining Fulton County, Georgia Property for a sales price of $33,403 per acre. There can be no reasonable assurance that this transaction will close.

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

        There were no matters submitted to a vote of security holders in 2002.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

        There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on May 2, 1989 of 12,400 Units of limited partnership interests. The offering of $12,400,000 was fully subscribed and terminated on August 29, 1989. As of December 31, 2002, there were 702 limited partners in the Partnership.

ITEM 6. SELECTED FINANCIAL DATA


----------------------------------------------------------------------------------------------------------
                         For the Year      For the Year      For the Year    For the Year     For the Year
                            Ended             Ended            Ended            Ended            Ended
                         December 31,      December 31,      December 31,    December 31,     December 31,
                             2002              2001             2000            1999              1998
----------------------------------------------------------------------------------------------------------
Operating
Revenues                   $   3,085       $1,328,458        $  393,435      $1,343,860       $  333,395
----------------------------------------------------------------------------------------------------------

Net Income (Loss)          $ (32,034)      $1,027,182**      $  289,363      $1,113,511*      $  240,988
----------------------------------------------------------------------------------------------------------

Net Income (Loss) per
Unit of Limited
Partnership
Interest                   $   (2.58)      $    82.84        $    23.34      $    89.80       $    19.43
----------------------------------------------------------------------------------------------------------

Total Assets               $ 753,414       $1,238,158        $2,526,397      $3,597,804       $4,490,341
----------------------------------------------------------------------------------------------------------

Long Term
Obligations                     None             None              None            None             None
----------------------------------------------------------------------------------------------------------

Cash
Distributions
Declared per
Unit of Limited
Partnership
Interest                   $      30       $      160        $      140      $      165       $       50
----------------------------------------------------------------------------------------------------------

  * Includes a provision for loss on land of $141,147.
 ** Includes a provision for loss on land of $140,844.

                        SELECTED QUARTERLY FINANCIAL DATA


------------------------------------------------------------------------------------------------------------------------------------
                                                    For the      For the                                     For the       For the
                        For the        For the      Quarter      Quarter      For the         For the        Quarter       Quarter
                     Quarter Ended   Quarter Ended   Ended        Ended    Quarter Ended   Quarter Ended      Ended         Ended
                      December 31,   September 30,  June 30,    March 31,   December 31,   September 30,     June 30,      March 31,
                          2002          2002          2002         2002         2001            2001           2001          2001
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenue       $ 2,432      $    711      $   651      $  (709)     $     405        $    628      $1,298,627     $ 28,798
------------------------------------------------------------------------------------------------------------------------------------

Gross Profit*               N/A           N/A          N/A          N/A            N/A             N/A             N/A          N/A
------------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)
before Extra-
ordinary Items and
Cumulative Effect
of a Change in
Accounting              $(6,426)     $(10,389)     $(6,701)     $(8,518)     $(238,954)**     $(15,101)     $1,282,397     $ (1,160)
------------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)
per Unit of Limited
Partnership
Interest                $ (0.51)     $  (0.84)     $ (0.54)     $ (0.69)     $  (19.27)       $  (1.22)     $   103.42     $  (0.09)
------------------------------------------------------------------------------------------------------------------------------------

Net Income
(Loss)                  $(6,426)     $(10,389)     $(6,701)     $(8,518)     $(238,954)       $(15,101)     $1,282,397     $ (1,160)
------------------------------------------------------------------------------------------------------------------------------------

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

        The Partnership originally purchased 595 acres of unimproved land at five locations. The status of these Properties at December 31, 2002 is as follows:

-----------------------------------------------------------------------------------------------------
                                                     Property Sold Prior to        Remaining Property
       Place                Property Purchased         December 31, 2002              Held for Sale
-----------------------------------------------------------------------------------------------------
Fulton County, Georgia           208 acres                   103 acres                   105 acres
-----------------------------------------------------------------------------------------------------

Henry County, Georgia            265 acres                   265 acres                     0 acres
-----------------------------------------------------------------------------------------------------

Fort Myers, Florida               47 acres                    47 acres                     0 acres
-----------------------------------------------------------------------------------------------------

Columbia, South Carolina          51 acres                    51 acres                     0 acres
-----------------------------------------------------------------------------------------------------

Nashville, Tennessee              24 acres                    24 acres                     0 acres
-----------------------------------------------------------------------------------------------------

        Results of Operations

        The Partnership had no operations from the date of its formation on November 4, 1988 until June 1, 1989 when it acquired the initial Property and sold 6,215 Units of Limited Partnership interest. During 1989 the Partnership acquired four additional Properties and sold 6,185 additional Units of Limited Partnership interests.

        2002 Compared to 2001

        During 2002, the Partnership sold all of the remaining property in Columbia, South Carolina, which resulted in a net loss of $1,850. During 2001, the Partnership had one sale of the Fulton County, Georgia Property, recognized non-refundable extension fees and interest income related to the Fulton County, Georgia sale and had one sale of the Columbia, South Carolina Property. The revenues recognized from these transactions totaled $1,311,829. The only Partnership revenue in 2002 consisted of $3,085 in interest income, as compared to $10,218 in interest income earned in 2001. The decrease in interest income was primarily due to a lower cash reserve during 2002, which resulted from a distribution to the Limited Partners in the first quarter of the year. During 2001 the Partnership also recognized other income of $6,411, $6,319 of which was for payment of prior year real estate taxes related to the Fulton County, Georgia sale. There was no such income in 2002. During 2002, a distribution of $30 per Unit was made to the Limited Partners compared to a distribution per Unit of $160 in 2001.

        Expenses for 2002 were $35,119 consisting of general and administrative expenses of $28,606, franchise and excise taxes of $125, real estate taxes of $4,316, insurance of $222 and loss on sale of land of $1,850. The general and administrative expenses included $4,096 for the recognition of bad debt expense. In 2000, the Partnership recorded a $4,596 account receivable from Ice Land, USA (the "buyer"). This receivable was for the proration of the Columbia, South Carolina property taxes resulting from the February 2000 sale of 7.29 acres in

Columbia, South Carolina. The buyer did pay the Partnership $500 in February 2002, but has subsequently filed for bankruptcy and collection of the remaining balance is very doubtful. The Partnership incurred no such expense in 2001. The general and administrative expenses for 2002 also included $18,800, in legal and accounting fees, which represents a $4,205 decrease for 2001. In 2002 the Partnership did not require the additional legal assistance that had been needed for the Fulton County, Georgia Property sale in 2001. The general and administrative expenses for 2002 also included professional fees of $2,591, a $6,342 decrease from 2001. In 2002 the Partnership did not require environmental study fees or engineering fees that were needed in 2001 for the sale of the remaining Columbia, South Carolina Property. The 2002 franchise and excise taxes were $14,437 lower than the same taxes in 2001. The 2001 tax liability to Tennessee was primarily related to the interest income from the Fulton County, Georgia Property sale. The 2002 real estate taxes were $79,429 lower than 2001. In 2001 the Partnership had incurred $80,146 in Greenbelt rollback taxes. The taxes, along with a provision for loss on land of $140,844, are both related to the sale of the remaining Columbia, South Carolina Property, which occurred in January 2002. The 2002 loss on sale of land also related to this same sale. Since the Partnership is currently operating in the liquidation mode, it paid no management fees in 2002 as compared to $26,500 that was paid in 2001.

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

        Inflation did not have a material impact on operations during 2002, 2001 or 2000.

        Liquidity And Capital Resources

        Cash generated by operating activities varies from year to year based on the level of land sale activity. The Partnership had cash reserves of $53,737 at December 31, 2002. The General Partner believes that the Partnership has sufficient cash reserves to cover normal partnership expenses for an additional year. However, if additional expenses are incurred, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

        Controls and Procedures

        (a) Within the ninety day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective to timely alert them to any material information relating to the Partnership that must be included in our periodic SEC filings.

        (b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Partnership's financial statements for the years ended December 31, 2002, 2001 and 2000, together with the report of the Partnership's independent auditors, Williams Benator & Libby, LLP, are included in this Form 10-K.

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

        Mr. Sorenson, age 77, has over 40 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities. All of these activities occurred in the southeastern United States.

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

        The other member of the General Partner is Southeast Venture LLC ("SVLLC"). The officers and key employees of SVLLC include the following:

        Paul J. Plummer, age 53. Mr. Plummer is a registered architect and serves as director of architecture services for SVLLC. Mr. Plummer is responsible for facility programming, planning, master planning, facility assessment and design. Before joining SV in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

        Wood S. Caldwell, age 49. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVLLC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVLLC's development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SV in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

        Axson E. West, age 48. Mr. West serves as vice president of brokerage services for SVLLC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SV in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. Mr. West is past director of the Nashville Board of Realtors and past president of the board's commercial investment division. He received his bachelor of arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.

        Cameron W. Sorenson, age 41. Mr. Sorenson serves as director of vertical development for SVLLC. He is primarily responsible for providing development and project management for the clients of SVLLC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large scale land development ventures for SVLLC. Prior to joining SV in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his bachelor of science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

        Randall W. Parham, age 47. Mr. Parham is the President of SVLLC. He is primarily responsible for property management, park and association management and also specializes in real estate development and brokerage. Mr. Parham is a licensed real estate broker and architect. Prior to joining SVLLC in 1998, Mr. Parham was a project manager with Gresham, Smith and Partners from 1978 to 1983 and was responsible for overall project management of project team and project financial management. Following his departure from Gresham, Smith and Partners, Mr. Parham joined MetroCenter Properties, Inc., an 850 acre mixed-use development in Nashville, Tennessee. He was Vice President and was responsible for initiation and development of new projects, land sales and lease negotiations. In 1991 he purchased the assets of MetroCenter Properties and formed MetroCenter Management, Inc. where he served as President through 1997.

ITEM 11. EXECUTIVE COMPENSATION

        During the fiscal year ended December 31, 2002, the Partnership did not pay compensation to any officers of the General Partner. The Partnership paid the General Partner a management fee of $26,500 in the fiscal years ended December 31, 2001and 2000. No management fees were paid during 2002 since the Partnership is operating in the liquidation mode. See Item 13 of this report, "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of December 31, 2002, no person or "group" (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) was known by the Partnership to beneficially own more than five percent of the Units of the Partnership.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        From 1988 to November 5, 1997, the Partnership paid $24,886 annually as an administration fee to the former general partner. This fee was computed as one quarter of one percent of the base cost of the land. The cumulative amount of such fee could not exceed $207,244,which limit was reached and paid during 1997 as provided in the Partnership Agreement. As of November 5, 1997, the Limited Partners voted and agreed to pay the new General Partner, Southern Management Group, LLC, a fee of $4,066 for the period November 5, 1997 through December 31, 1997 and annual fees of $26,500 from January 1, 1998 through December 31, 2001. No management fees were paid in the year 2002 since the Partnership was operating in liquidation mode.

        The General Partner will also receive 30% of cash distributions after the Limited Partners have received (i) a return of their Capital Contributions plus (ii) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions (as those terms are defined in the Partnership Agreement). During 2002, 2001, and 2000 the General Partner received no cash distributions.

        At the special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership's Property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the property. Any such real estate commission or disposition fee that is paid to the General Partner will reduce any distributions to which it would otherwise be entitled under the amended Partnership Agreement. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property. During 2002, 2001 and 2000, the Partnership paid real estate commissions of $25,000, $41,150 and $72,477, respectively, to the General Partner.

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

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Partnership during the fourth quarter of 2002.

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

25                Not Applicable
---------------------------------------------------------------------------------------------

27                Financial Data Schedule (for SEC use only)
---------------------------------------------------------------------------------------------

28                Not Applicable
---------------------------------------------------------------------------------------------

29                Not Applicable
---------------------------------------------------------------------------------------------

99.1              Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
---------------------------------------------------------------------------------------------

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

                                DECEMBER 31, 2002

                                      with

                          INDEPENDENT AUDITORS' REPORT

Audited Financial Statements
(A Limited Partnership Operating in Liquidation Mode)

SOUTHEAST ACQUISITIONS III, L.P.

December 31, 2002



Independent Auditors' Report.................................................F-1
Balance Sheets...............................................................F-2
Statements of Operations.....................................................F-3
Statements of Partners' Equity (Deficit).....................................F-4
Statements of Cash Flows.....................................................F-5
Notes to Financial Statements................................................F-6

                          INDEPENDENT AUDITORS' REPORT


Partners
Southeast Acquisitions III, L.P.
Nashville, Tennessee


We have audited the accompanying balance sheets of Southeast Acquisitions III, L.P. (a Delaware limited partnership operating in liquidation mode) as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit), and cash flows for the years ended December 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions III, L.P. (a limited partnership operating in liquidation mode) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note A, according to the terms of the partnership agreement, the Partnership was scheduled to terminate on December 31, 2001 and is continuing to operate in liquidation mode.




Atlanta, Georgia
January 14, 2003

BALANCE SHEETS

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)


                                                             December 31
                                                    ----------------------------
                                                       2002              2001
                                                    -----------      -----------
ASSETS

Land and improvements held for sale--Note E         $   699,677      $ 1,149,677
Cash and cash equivalents                                53,737           83,860
Accounts receivable                                         -0-            4,621
                                                    -----------      -----------

                                                    $   753,414      $ 1,238,158
                                                    ===========      ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses               $    16,609      $    97,319
Payable to previous general partner--Note B               3,584            3,584

Partners' equity (deficit)--Note C
    General partner                                     (19,929)         (19,609)
    Limited partners (12,400 units outstanding)         753,150        1,156,864
                                                    -----------      -----------
                                                        733,221        1,137,255
                                                    -----------      -----------

                                                    $   753,414      $ 1,238,158
                                                    ===========      ===========



See notes to financial statements.

STATEMENTS OF OPERATIONS

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)



                                                                  Year Ended December 31
                                                         --------------------------------------
                                                            2002            2001         2000
                                                         -----------     ----------    --------
Revenues:
    Gain on sale of land                                 $       -0-     $1,141,685    $224,598
    Interest and other income                                  3,085         16,629      16,206
    Extension fees and interest income related to
       land sales--Note D                                        -0-        170,144     152,631
                                                         -----------     ----------    --------
                                                               3,085      1,328,458     393,435

Expenses:
    General and administrative                                28,606         35,403      38,217
    Management fee--Note B                                       -0-         26,500      26,500
    Franchise and excise taxes                                   125         14,562         -0-
    Real estate taxes                                          4,316         83,745      39,182
    Insurance                                                    222            222         173
    Loss on sale of land                                       1,850            -0-         -0-
    Provision for loss on land--Note E                           -0-        140,844         -0-
                                                         -----------     ----------    --------
                                                              35,119        301,276     104,072
                                                         -----------     ----------    --------

Net (loss) income--Note C:
    General partner                                             (320)        10,271       2,894
    Limited partners                                         (31,714)     1,016,911     286,469
                                                         -----------     ----------    --------

                                                         $   (32,034)    $1,027,182    $289,363
                                                         ===========     ==========    ========

Net (loss) income per limited partnership unit           $     (2.58)    $    82.84    $  23.34
                                                         ===========     ==========    ========



See notes to financial statements.

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)



                                                                General              Limited
                                                                Partner             Partners             Total
                                                              -----------        -------------      --------------
Balance at January 1, 2000                                    $   (32,774)       $   3,573,484      $    3,540,710

Net income for the year ended December 31, 2000                     2,894              286,469             289,363

Distributions ($140 per unit)                                         -0-           (1,736,000)         (1,736,000)
                                                              -----------        -------------      --------------

Balance at December 31, 2000                                      (29,880)           2,123,953           2,094,073

Net income for the year ended December 31, 2001                    10,271            1,016,911           1,027,182

Distributions ($160 per unit)                                         -0-           (1,984,000)         (1,984,000)
                                                              -----------        -------------      --------------

Balance at December 31, 2001                                      (19,609)           1,156,864           1,137,255

Net loss for the year ended December 31, 2002                        (320)             (31,714)            (32,034)

Distributions ($30 per unit)                                          -0-             (372,000)           (372,000)
                                                              -----------        -------------      --------------

Balance at December 31, 2002                                  $   (19,929)       $     753,150      $      733,221
                                                              ===========        =============      ==============



See notes to financial statements.

STATEMENTS OF CASH FLOWS

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)


                                                                                Year Ended December 31
                                                                   -------------------------------------------------
                                                                        2002              2001               2000
                                                                   --------------    -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                              $      (32,034)   $   1,027,182      $    289,363
    Adjustments to reconcile net (loss) income to net
       cash provided by operating activities:
         Loss (gain) on sale of land                                        1,850       (1,141,685)         (224,598)
         Proceeds from sale of land, net of escrowed
           cash of $412,164 in 2001                                       448,150        1,408,243         1,419,067
         Cash paid for land improvements                                      -0-              -0-          (100,000)
         Provision for loss on land                                           -0-          140,844               -0-
         Decrease (increase) in accounts receivable                         4,621           17,630           (22,251)
         Decrease in deposit                                                  -0-              -0-             5,750
         (Decrease) increase in accounts payable and
           accrued expenses                                               (80,710)          80,743             3,066
         Increase in escrow on pending sale of land                           -0-              -0-           372,164
                                                                   --------------    -------------      ------------

                                                NET CASH PROVIDED
                                          BY OPERATING ACTIVITIES         341,877        1,532,957         1,742,561

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions paid to limited partners                               (372,000)      (1,984,000)       (1,736,000)
                                                                   --------------    -------------      ------------

                                          (DECREASE) INCREASE IN
                                        CASH AND CASH EQUIVALENTS         (30,123)        (451,043)            6,561

Cash and cash equivalents at beginning of year                             83,860          534,903           528,342
                                                                   --------------    -------------      ------------

                                       CASH AND CASH EQUIVALENTS
                                                  AT END OF YEAR   $       53,737    $      83,860      $    534,903
                                                                   ==============    =============      ============



See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)

December 31, 2002


NOTE A--DECRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Southeast Acquisitions III, L.P. (a limited Partnership operating in liquidation mode) ("the Partnership") is a Delaware limited partnership that was formed to acquire undeveloped land. The Partnership was formed during November 1988 and received equity contributions totaling $12,373,480 through the sale of 12,400 limited partnership units during 1989. The Partnership was originally scheduled to terminate on December 31, 1999. However, during November 1997, concurrent with the replacement of the previous general partner, the term of the Partnership was extended to December 31, 2001. It is the intention of the general partner to operate in liquidation mode until all of the Partnership's land is sold. No adjustments are necessary to present the financial statements on the liquidation basis.

During 1989, the Partnership purchased undeveloped land as follows: approximately 211 acres in Fulton County, Georgia, approximately 265 acres in Henry County, Georgia, approximately 24 acres in Nashville, Tennessee, approximately 48 acres in Fort Myers, Florida, and approximately 51 acres in Columbia, South Carolina. This land was purchased from an affiliate of the previous general partner. The land in Nashville, Tennessee was sold during 1995. The land in Henry County, Georgia was sold during 1999. The land in Fort Meyers, Florida, was sold during 2000. The land in Columbia, South Carolina was sold during 2002. At December 31, 2002, the Partnership's property consisted of approximately 104.8 acres in Fulton County, Georgia.

The following accounting policies are presented to assist the reader in understanding the Partnership's financial statements:

Basis of Accounting: The Partnership maintains its accounting records on the accrual basis of accounting. Sales of land are recognized upon the closing of an enforceable sales contract and the Partnership's execution of its obligations under the contract.

Land: Land held for sale is carried at the lower of cost or fair value less estimated cost to sell. The value of the land is reviewed for impairment annually by considering recent sales, contract negotiations in progress, and sale activity in the land's geographic area. The Partnership's land is carried net of write-downs to fair value, as determined by independent appraisals. Cumulative original write-downs to fair value through December 31, 2002 totaled $3,622,126 on the Fulton County, Georgia land.

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)


NOTE A--DECRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--
        Continued

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. Write-downs of the land's carrying value that have been recorded for financial statement purposes will not be recognized for income tax purposes until the land is sold. At December 31, 2002 and 2001, remaining write-downs that had not been recognized for income tax purposes totaled $1,828,423 and $2,379,967, respectively.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, the Partnership considers all demand deposits and highly liquid investments purchased with an original maturity of three months or less which can be readily converted to cash on demand, without penalty, to be cash equivalents. At December 31, 2002, cash on deposit included approximately $126,000 in excess of federally insured limits.

NOTE B--RELATED PARTY TRANSACTIONS

During each of the years ended December 31, 2001 and 2000, the Partnership paid management fees of $26,500 to the general partner, as provided for in the amendment to the partnership agreement that was adopted during November 1997. No management fees were paid during 2002 since the Partnership was operating in liquidation mode.

At December 31, 2002 and 2001, the Partnership had commissions payable to its previous general partner of $3,584. During the years ended December 31, 2002, 2001, and 2000, the Partnership paid commissions to the current general partner related to the sale of land of $25,000, $41,250, and $72,477, respectively.

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)


NOTE B--RELATED PARTY TRANSACTIONS--Continued

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. During the years ended December 31, 2002, 2001, and 2000, reimbursements to the general partner's members and related companies totaled $2,750, $2,455, and $2,148, respectively.

NOTE C--PARTNERS' EQUITY

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

(a) Cash Distributions--Except for distributions in connection with the liquidation of the Partnership, cash distributions, if any, will be made 100% to the limited partners until the limited partners have received
        (i) a return of their capital contributions ($4,065,337 at December 31, 2002) plus (ii) cumulative distributions equal to their 10% noncompounded cumulative annual return on their adjusted capital contributions, as defined ($13,495,829 at December 31, 2002); thereafter distributions will be made 70% to the limited partners and 30% to the general partner. Distributions in connection with the Partnership's liquidation will be made in accordance with the partners' capital accounts as maintained for federal income tax purposes.

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

During the years ended December 31, 2002, 2001, and 2000, the Partnership made distributions to the limited partners of $372,000, $1,984,000, and $1,736,000, respectively, or $30, $160, and $140 per unit, respectively, representing a return of their capital contributions.

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

NOTE D--EXTENSION FEE AND INTEREST INCOME ON PREVIOUS PENDING SALES OF LAND

During the year ended December 31, 1999, the Partnership received a non-refundable extension fee of $50,000 related to the extension of the closing date of a pending sales contract. During the year ended December 31, 2000, the general partner agreed to apply this fee to the sales price at closing. Therefore, the extension fee of $50,000 was reclassified from revenues to an escrow liability account during the year ended December 31, 2000. In addition, during the year ended December 31, 2000, the Partnership recognized interest income of $191,449 related to the extension of the closing date of this pending sales contract.

During the year ended December 31, 2001, the Partnership recognized and received non-refundable extension fees of $132,534 and interest income of $37,610 related to this sales contract. The contract closed during May 2001.

During the year ended December 31, 2000, the Partnership received extension fees of $10,000 and interest income of $1,182 related to another sale of land that closed in October 2000.

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership Operating in Liquidation Mode)


NOTE E--SUMMARY OF PROPERTY AND ACTIVITY

At December 31, 2002, land consisted of the following:

          Description                   Initial Cost       Carrying Amount        Date Acquired
----------------------------------      ------------       ---------------        -------------
104.8 acres of undeveloped land in
  Fulton County, Georgia                 $2,528,100           $699,677             June 1989

There were no liens on the land as of December 31, 2002. At December 31, 2002, the aggregate carrying value of this land for income tax purposes was $2,528,100. The difference between the carrying value for financial statement purposes and income tax purposes resulted from write-downs on the land that were recorded for financial statement purposes as more fully described in Note A.

Land activity during the years ended December 31, 2000, 2001 and 2002 consisted of the following:

         Balance at January 1, 2000                                      $    3,063,712
         Water main extension                                                   100,000
         Cost of land sold                                                   (1,194,469)
                                                                         --------------

         Balance at December 31, 2000                                         1,969,243

         Cost of land sold                                                     (678,722)
         Write-down to lower of cost or fair value,
             less estimated cost to sell, based on the committed
             contract price for land sold during January 2002                  (140,844)
                                                                         --------------

         Balance at December 31, 2001                                         1,149,677

         Cost of land sold                                                     (450,000)
                                                                         --------------

         Balance at December 31, 2002                                    $      699,677
                                                                         ==============

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTON 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Southeast Acquisitions III, L P. (the "Partnership") on Form 10-K (the "Report") for the period ending December 31, 2002 as filed with the Securities and Exchange Commissions on the date hereof I, Richard W. Sorenson, the principal executive officer of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, to my knowledge, that:

        (1) The report fully complies with the requirements of section 13(a) of 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operation of the Partnership.


/s/ Richard W. Sorenson
----------------------------
Richard W. Sorenson

Richard W. Sorenson
Principal Executive Officer & Member
Southern Management Group, LLC
March 24, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTON 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Southeast Acquisitions III, L P. (the "Partnership") on Form 10-K (the "Report") for the period ending December 31, 2002 as filed with the Securities and Exchange Commissions on the date hereof I, Laura E. Ristvedt, the principal financial officer of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, to my knowledge, that:

        (1) The report fully complies with the requirements of section 13(a) of 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operation of the Partnership.



/s/ Laura E. Ristvedt
-----------------------------
Laura E. Ristvedt

Laura E. Ristvedt
Principal Financial Officer
Southern Management Group, LLC
March 24, 2003

                    Certification of Chief Executive Officer
                       Of Southeast Acquisitions III, L.P.


        This certification is provided pursuant to Section 302 of the Sarbanes-Oxely Act of 2002, and accompanies the annual report on form 10-K (the "Form 10-K") for the year ended December 31, 2002 of Southeast Acquisitions III, L.P.

        I, Richard W. Sorenson, certify that:

        1. I have reviewed this annual report on Form 10-K of Southeast Acquisitions III, L.P.

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


3/26/03                                     /s/ Richard W. Sorenson
----------------                            -----------------------------
Date                                        Richard W. Sorenson

                                            Richard W. Sorenson
                                            Principal Executive Officer & Member
                                            Southern Management Group, LLC

                    Certification of Chief Financial Officer
                       Of Southeast Acquisitions III, L.P.


        This certification is provided pursuant to Section 302 of the Sarbanes-Oxely Act of 2002, and accompanies the quarterly report on form 10-K (the "Form 10-K") for the year ended December 31, 2002 of Southeast Acquisitions III, L.P.

        I, Laura E. Ristvedt, certify that:

        1. I have reviewed this annual report on Form 10-K of Southeast Acquisitions III, L.P.

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


3/26/03                                           /s/ Laura E. Ristvedt
-----------------                                 -----------------------------
Date                                              Laura E. Ristvedt

                                                  Laura E. Ristvedt
                                                  Principal Financial Officer

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

       Signature                            Title                        Date
       ---------                            -----                        ----
/s/ Richard W. Sorenson       President, Chief Executive Officer       3/26/03
-----------------------       and Chief Financial Officer of
                              Southern Management Group, LLC