Form 10-Q
period 2003-03-31
SOUTHEAST ACQUISITIONS III L P
filed 2003-05-15
CIK 846014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2003 TO MARCH 31, 2003.


Commission File number: 0-18454 (formerly 33-26759)
                        ---------------------------


                        SOUTHEAST ACQUISITIONS III, L.P.
                        --------------------------------
                           (Exact name of registrant)


Delaware                                                   23-2532708
-------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

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

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions III, L.P. (the "Partnership") at March 31, 2003 are attached hereto as Exhibit A.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a "Property", collectively the "Properties"): 208 acres of undeveloped land in Fulton County, Georgia; 265 acres of undeveloped land in Henry County, Georgia; 24 acres of undeveloped land near Nashville, Tennessee; 48 acres of undeveloped land near Fort Myers, Florida; and 51 acres of undeveloped land near Columbia, South Carolina. There can be no assurance that the Partnership's objectives will be realized. At March 31, 2003, there remained approximately 105 acres of the Fulton County, Georgia property.


         Results of Operations for First Quarter of 2003 Compared with First Quarter of 2002

         The Partnership activities for the first quarter of 2003 and the first quarter of 2002 were focused on the sale of Partnership property. During the first quarter of 2003 there were no land sales as compared to the first quarter of 2002 when the Partnership sold all of the remaining land in Columbia, South Carolina, approximately 33 acres, for a sales price of $500,000. The Partnership recognized a loss of $1,850 from this sale. During the first quarter of 2003 the Partnership earned $437 in interest income as compared to $1,141 in the first quarter of 2002. The decrease in interest earned was a result of having a lower average cash reserve during the quarter as compared to the same quarter of 2002. The decrease in the average cash reserve resulted from a distribution to the limited partners that had been made in March of 2002.

         Expenses in the first quarter of 2003 included general and administrative expenses of $6,578 versus $6,518 in the first quarter of 2002. Real estate taxes in the first quarter of 2003 were $999 compared with $1,199 in the first quarter of 2002. The 2002 taxes included greenbelt rollback taxes of $270 related to the sale of Columbia, South Carolina property. There were no rollback taxes in the first quarter of 2003. Insurance in the first quarter of 2003 was $54 as compared with $92 in the first quarter of 2002.

         Inflation did not have any material impact on operations during the first quarter of 2003 and it is not expected to materially impact future operations.


         Liquidity and Capital Resources

         The Partnership had cash reserves of $47,865 at March 31, 2003, which will be used to cover the following estimated annual costs: accounting fees of $17,880, legal fees of $8,000, insurance costs of $216, property taxes of $3,994, and other general and administrative expenses $12,000. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional year. However, if additional expenses are incurred, then the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.


Item 3. Controls and Procedures

         (a) Within the ninety day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective to timely alert them to any material information relating to the company that must be included in our periodic SEC filings.

         (b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.


PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

         None


Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the first quarter of 2003.


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

         No matters were submitted to the Partners for a vote during the first quarter of 2003.


Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)


Exhibit Numbers            Description                               Page Number
---------------            -----------                               -----------
99.1                       Certification Pursuant to 18 U.S.C.
                           Section 1350 as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley
                           Act of 2002.

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



Signature                             Title                         Date
---------                             -----                         ----
/s/ Richard W. Sorenson
-----------------------               President,                    May 13, 2003
    Richard W. Sorenson               Southern Management
                                      Group, LLC

                    Certification of Chief Executive Officer
                       Of Southeast Acquisitions III, L.P.


     This certification is provided pursuant to Section 302 of the Sarbanes-Oxely Act of 2002, and accompanies the quarterly report on form 10-Q for the quarter ended March 31, 2003 of Southeast Acquisitions III, L. P.

     I, Richard W. Sorenson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Southeast Acquisitions III, L. P.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



May 13, 2003                               /s/ Richard W. Sorenson
------------                               -------------------------------
Date                                       Richard W. Sorenson

                                           Richard W. Sorenson
                                           Principal Executive Officer & Member
                                           Southern Management Group, LLC

                    Certification of Chief Financial Officer
                       Of Southeast Acquisitions III, L.P.


     This certification is provided pursuant to Section 302 of the Sarbanes-Oxely Act of 2002, and accompanies the quarterly report on form 10-Q for the quarter ended March 31, 2003 of Southeast Acquisitions III, L. P.

     I, Laura E. Ristvedt, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Southeast Acquisitions III, L. P.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



May 13, 2003                                    /s/ Laura E. Ristvedt
------------                                    --------------------------------
Date                                            Laura E. Ristvedt

                                                Laura E. Ristvedt
                                                Principal Financial Officer

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP

                                 BALANCE SHEETS


                                                     MARCH 31,      DECEMBER 31,
                                                       2003            2002
                                                    (UNAUDITED)
                                                    -----------     ------------
                        ASSETS

LAND HELD FOR SALE                                   $ 699,677       $ 699,677
CASH AND CASH EQUIVALENTS                               47,865          53,737
PREPAID EXPENSES                                           162              --
                                                     ---------       ---------
                                                     $ 747,704       $ 753,414
                                                     =========       =========

            LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                $  18,093       $  16,609
PAYABLE TO PREVIOUS GENERAL PARTNER                      3,584           3,584
PARTNERS' EQUITY:
  GENERAL PARTNER                                      (20,001)        (19,929)
  LIMITED PARTNERS (12,400 UNITS OUTSTANDING)          746,028         753,150
                                                     ---------       ---------
                                                       726,027         733,221
                                                     ---------       ---------
                                                     $ 747,704       $ 753,414
                                                     =========       =========

SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)


                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31
                                              ---------------------------------
                                                2003                    2002
                                              ---------             -----------
REVENUES:
  LOSS ON SALE OF LAND                        $      --             $    (1,850)
  INTEREST INCOME                                   437                   1,141
                                              ---------             -----------
                                                    437                    (709)
                                              ---------             -----------

EXPENSES:
  GENERAL AND ADMINISTRATIVE                      6,578                   6,518
  REAL ESTATE TAXES                                 999                   1,199
  INSURANCE                                          54                      92
                                              ---------             -----------
                                                  7,631                   7,809
                                              ---------             -----------

NET LOSS                                         (7,194)                 (8,518)

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                           733,221               1,137,255

CAPITAL DISTRIBUTION                                 --                (372,000)
                                              ---------             -----------

PARTNERS' EQUITY,
  END OF PERIOD                               $ 726,027             $   756,737
                                              =========             ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                              12,400                  12,400
                                              =========             ===========

LOSS FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                                    $   (0.58)            $     (0.69)
                                              =========             ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS III, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         FOR THE THREE MONTHS
                                                                                            ENDED MARCH 31
                                                                                      --------------------------
                                                                                         2003            2002
                                                                                      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  PROCEEDS FROM SALE OF LAND                                                          $      --        $ 448,150
  INTEREST INCOME RECEIVED                                                                  437            2,503
  CASH PAID FOR OPERATING EXPENSES                                                       (6,309)        (103,036)
                                                                                      ---------        ---------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                              (5,872)         347,617

CASH FLOWS FROM FINANCING ACTIVITIES:
  DISTRIBUTION TO LIMITED PARTNERS
        DECREASE IN CASH                                                                     --         (372,000)
                                                                                      ---------        ---------
                                                                                         (5,872)         (24,383)

CASH, BEGINNING OF PERIOD                                                                53,737           83,860
                                                                                      ---------        ---------
CASH, END OF PERIOD                                                                   $  47,865        $  59,477
                                                                                      =========        =========

RECONCILIATION OF NET LOSS TO NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES:

  NET LOSS                                                                            $  (7,194)       $ (25,608)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING
    ACTIVITIES:

      LOSS ON SALE OF LAND                                                                   --            1,850
      NET PROCEEDS FROM SALE OF LAND                                                         --          448,150
      INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        1,484          (81,341)
      INCREASE IN PREPAID EXPENSES                                                         (162)             (55)
      DECREASE IN ACCOUNTS RECEIVABLE                                                        --            4,621
                                                                                      ---------        ---------
      NET CASH (USED IN) PROVIDED BY OPERATING
        ACTIVITIES                                                                    $  (5,872)       $ 347,617
                                                                                      =========        =========

SEE NOTES TO FINANCIAL STATEMENTS.

                         SOUTHEAST ACQUISITIONS III, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 2003
                                   (Unaudited)


A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnerships Form 10-K for the year ended December 31, 2002. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.


B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:


                                              2003              2002
                                             -----            -------
         Commissions                         $ -0-            $25,000
         Reimbursements                      $448             $ 1,014