Form 10-Q
period 2003-06-30
SOUTHEAST ACQUISITIONS III L P
filed 2003-08-14
CIK 846014

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2003 TO JUNE 30, 2003.

Commission File number: 0-18454 (formerly 33-26759)

SOUTHEAST ACQUISITIONS III, L.P.

(Exact name of registrant)

Delaware	23-2532708

(State or other jurisdiction of
incorporation or organization)	(I.R.S. Employer Identification No.)

3011 Armory Dr., Ste. 310
Nashville, Tennessee 37204
(Address of Principal Executive Offices)

Issuer’s Telephone Number: 615-834-0872

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (b) has been subject to such filing requirements for the past 90 days. Yes ☒                      No ☐

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

     The unaudited financial statements of Southeast Acquisitions III, L.P. (the “Partnership”) at June 30, 2003 are attached hereto as Exhibit A.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Background

     The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a Property, collectively the Properties) 208 acres of undeveloped land in Fulton County, Georgia; 265 acres of undeveloped land in Henry County, Georgia; 24 acres of undeveloped land near Nashville, Tennessee; 48 acres of undeveloped land near Fort Myers, Florida; and 51 acres of undeveloped land near Columbia, South Carolina. There can be no assurance that the Partnership’s objectives will be realized. At June 30, 2003, there remained approximately 105 acres in Fulton County, Georgia property.

     Results of Operations for Second Quarter of 2003 Compared with Second Quarter of 2002

     The Partnership activities for the second quarter of 2003 and the second quarter of 2002 were focused on the sale of Partnership property. The Partnership had no sales of property in the second quarter of 2003 or the second quarter of 2002. During the second quarter of 2003, the Partnership received non-refundable extension fee income of $30,000 related to a sales contract on all of the remaining Property in Fulton County, Georgia. This sale could occur on or before September 1, 2003. There was no such income during the second quarter of 2002. During the second quarter of 2003, the Partnership earned interest income of $369 as compared with $651 in the second quarter of 2002. The decrease in interest income was primarily due to a lower cash reserve during the second quarter of 2003.

     Expenses in the second quarter of 2003 included general and administrative expenses of $5,271 versus $6,258 in the second quarter of 2002. This decrease was primarily due to a decrease in accounting fees, which the Partnership had incurred in the second quarter of 2002. Real estate taxes in the second quarter of 2003 were $998 compared to $877 for the same quarter in 2002. The higher tax is the result of an increase to the assessed value of the land by the Fulton County Tax Commissioner’s office. Insurance in the second quarter of 2003 was $54 as compared with $92 in the second quarter of 2002. During the second quarter of 2003, as in 2002, the Partnership paid $100 for Delaware franchise and excise tax. The Partnership also paid $25 for Tennessee taxes in the second quarter of 2002. There was no such tax in the second quarter of 2003.

     Inflation did not have any material impact on operations during the second quarter of 2003 and it is not expected to materially impact future operations.

     Liquidity and Capital Resources

     The Partnership had cash reserves of $34,481 at June 30, 2003, which will be used to cover the following estimated annual costs: accounting fees of $17,880, legal fees of $8,000, insurance costs of $216, property taxes of $3,994, and other general and administrative expenses of $12,000. Any short fall is anticipated to be covered by proceeds from the sale of land. However, if the Property cannot be sold within the next year, then the reserves may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     None

Item 2 — Changes in Securities

     There were no changes in the Partnership’s securities during the second quarter of 2003.

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

Item 4 — Submission of Matters to a Vote of Security Holders

     No matters were submitted to the Partners for a vote during the second quarter of 2003.

Item 5 — Other Information

     None

Item 6 — Exhibits and Reports on Form 8-K

     None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers	Description	Page Number

31.1	Certification Pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard W. Sorenson Richard W. Sorenson	President, Southern Management Group, LLC	August 13, 2003

EXHIBIT A

SOUTHEAST ACQUISITIONS III, LP

BALANCE SHEETS

	JUNE 30,
	2003	DECEMBER 31,
	(Unaudited)	2002

ASSETS
Land held for sale	$699,677	$699,677
Cash and cash equivalents	34,481	53,737
Accounts receivable	30,000	—
Prepaid expenses	108	—

	$764,266	$753,414

LIABILITIES AND PARTNERS’ EQUITY
Accounts payable and accrued expenses	$10,709	$16,609
Payable to previous general partner	3,584	3,584
Partners’ equity:
General partner	(19,762)	(19,929)
Limited partners (12,400 units outstanding)	769,735	753,150

	749,973	733,221

	$764,266	$753,414

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS III, LP

STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30		ENDED JUNE 30

	2003	2002	2003	2002

REVENUES:
(Loss) gain on sale of land	$—	$—	$—	$(1,850)
Extension fees and interest income	30,000	—	30,000	—
Interest income	369	651	806	1,792
Other income	—	—	—	—

	$30,369	$651	$30,806	$(58)

EXPENSES:
General and administrative	5,271	6,258	11,849	12,776
Real estate taxes	998	877	1,997	2,076
Insurance	54	92	108	184
Delaware franchise & excise tax	100	100	100	100
Tennessee state tax	—	25	—	25

	6,423	7,352	14,054	15,161

NET INCOME (LOSS)	23,946	(6,701)	16,752	(15,219)
Partners’ equity, Beginning of period	726,027	756,737	733,221	1,137,255
Capital distribution	—	—	—	(372,000)

Partners’ equity, End of period	$749,973	$750,036	$749,973	$750,036

Weighted average number of limited partnership units outstanding	12,400	12,400	12,400	12,400

Income from operations per limited partnership interest	$1.93	$(0.54)	$1.35	$(1.23)

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS III, LP

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sale of land	$—	$448,150
Interest income received	806	1,792
Cash paid for operating expenses	(20,062)	(101,463)

Net cash (used in) provided by operating activities	(19,256)	348,479
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	—	(372,000)

Decrease in cash	(19,256)	(23,521)
Cash, beginning of period	53,737	83,860

Cash, end of period	$34,481	$60,339

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$16,752	$(15,219)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss on sale of land	—	1,850
Net proceeds from sale of land	—	448,150
Decrease in accounts payable and accrued expenses	(5,900)	(86,443)
Increase in prepaid expenses	(108)	(184)
(Increase) decrease in accounts receivable	(30,000)	325

Net cash (used in) provided by operating activities	$(19,256)	$348,479

See notes to financial statements.

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2003
(Unaudited)

A.           ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2002. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership’s financial position and results of operations. The results of operations for the six-month period ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

B.           RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership’s operations. Compensation earned for these services in the first six months were as follows:

	2003	2002

Commissions	$-0-	$25,000
Reimbursements	$1,070	$1,675