Form 10-Q
period 2003-09-30
SOUTHEAST ACQUISITIONS III L P
filed 2003-11-10
CIK 846014

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2003 TO SEPTEMBER 30, 2003.

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

Item 1 — Financial Statements

     The unaudited financial statements of Southeast Acquisitions III, L.P. (the “Partnership”) at September 30, 2003 are attached hereto as Exhibit A.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Background

     The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a Property, collectively the Properties) 208 acres of undeveloped land in Fulton County, Georgia; 265 acres of undeveloped land in Henry County, Georgia; 24 acres of undeveloped land near Nashville, Tennessee; 48 acres of undeveloped land near Fort Myers, Florida; and 51 acres of undeveloped land near Columbia, South Carolina. There can be no assurance that the Partnership’s objectives will be realized. At September 30, 2003, there remained approximately 105 acres of the Fulton County, Georgia property.

     Results of Operations for Third Quarter of 2003 Compared with Third Quarter of 2002

     The Partnership activities for the third quarter of 2003 and the third quarter of 2002 were focused on the sale of Partnership property. During the third quarter of 2003, as in 2002 there were no sales. The Partnership has a receivable from an escrow agent of a non-refundable extension fee of $30,000 related to a sales contract on all of the remaining property in Fulton County, Georgia. During the third quarter of 2003, the Partnership received interest income of $232 as compared to $711 of interest earned in the third quarter of 2002. The decrease in interest earned is a result of having a lower average interest bearing cash reserve during the quarter compared to the same quarter of 2002.

     Expenses in the third quarter of 2003 included general and administrative expenses of $5,986 versus $5,780 in the third quarter of 2002. Real estate taxes for the third quarter of 2003 were $886 compared to $1,242 for the same quarter in 2002. The 2003 real estate taxes, which were paid in October, were much lower than originally anticipated, so the third quarter reflects an adjustment to correct for the over-accrual of taxes in the first two quarters of the year. The Partnership paid $54 in insurance in the third quarter of 2003. In the third quarter of 2002 the Partnership received a $146 refund for insurance coverage on the Columbia, South Carolina Property which had been sold on January 31, 2002. This refund along with the cost of insurance on the remaining property resulted in $(18) for that quarter. Other expenses in the third quarter of 2002 included $4,096 for the recognition of bad debt. In 2000, the Partnership recorded a $4,596 account receivable from Ice Land, USA (the “buyer”). This receivable was for the proration of the Columbia, South Carolina property taxes resulting from the February 2000 sale of 7.29 acres in Columbia, South Carolina. The buyer did pay the Partnership $500 in February 2002, but has subsequently filed for bankruptcy and collection of the remaining balance is very doubtful. The

     Partnership incurred no such expense in the third quarter of 2003.

     Inflation did not have any material impact on operations during the third quarter of 2003, and it is not expected to materially impact future operations.

     Liquidity and Capital Resources

     The Partnership has cash reserves of $31,666 at September 30, 2003, which will be used to cover the following estimated annual costs: accounting fees of $17,880, legal fees of $8,000, insurance costs of $216, property taxes of $3,844, and other general and administrative expenses of $12,000. Any shortfall is anticipated to be covered by proceeds from the sale of land. However, if the Property cannot be sold within the next year, then the reserves may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

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

     PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     None

Item 2 — Changes in Securities

     There were no changes in the Partnership’s securities during the third quarter of 2003.

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

Item 4 — Submission of Matters to a Vote of Security Holders

     No matters were submitted to the Partners for a vote during the third quarter of 2003.

Item 5 — Other Information

     None

Item 6 — Exhibits and Reports on Form 8-K

     None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers	Description	Page Number

31.1	Certification Pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard W. Sorenson	Member, Southern Management Group, LLC	November 7, 2003
Richard W. Sorenson

EXHIBIT A

SOUTHEAST ACQUISITIONS III, LP

BALANCE SHEETS

	SEPTEMBER	DECEMBER 31,
	2003	2002
ASSETS	(Unaudited)

Land held for sale	$699,677	$699,677
Cash and cash equivalents	31,666	53,737
Receivable from escrow agent	30,000	—
Prepaid expenses	54	—

	$761,397	$753,414

LIABILITIES AND PARTNERS’ EQUITY

Accounts payable and accrued expenses	$14,534	$16,609
Payable to previous general partner	3,584	3,584
Partners’ equity:
General partner	(19,829)	(19,929)
Limited partners (12,400 units outstanding)	763,108	753,150

	743,279	733,221

	$761,397	$753,414

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS III, LP
STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30

	2003	2002	2003	2002

REVENUES:
(Loss) gain on sale of land	$—	$—	$—	$(1,850)
Extension fees and interest income	—	—	30,000	—
Interest income	232	711	1,038	2,503
Other income	—	—	—	—

	$232	$711	$31,038	$653

EXPENSES:
General and administrative	5,986	5,780	17,835	18,556
Real estate taxes	886	1,242	2,883	3,318
Insurance	54	(18)	162	166
Delaware franchise & excise tax	—	—	100	100
Tennessee state tax	—	—	—	25
Bad debt expense	—	4,096	—	4,096

	6,926	11,100	20,980	26,261

NET INCOME (LOSS)	(6,694)	(10,389)	10,058	(25,608)
Partners’ equity, Beginning of period	749,973	750,036	733,221	1,137,255
Capital distribution	—	—	—	(372,000)

Partners’ equity, End of period	$743,279	$739,647	$743,279	$739,647

Weighted average number of limited partnership units outstanding	12,400	12,400	12,400	12,400

Income from operations per limited partnership interest	$(0.54)	$(0.84)	$0.81	$(2.07)

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS III, LP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sale of land	$—	$448,150
Interest income received	1,038	2,503
Cash paid for operating expenses	(23,109)	(103,036)

Net cash (used in) provided by operating activities	(22,071)	347,617
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	—	(372,000)

Decrease in cash	(22,071)	(24,383)
Cash, beginning of period	53,737	83,860

Cash, end of period	$31,666	$59,477

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$10,058	$(25,608)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss on sale of land	—	1,850
Net proceeds from sale of land	—	448,150
Decrease in accounts payable and accrued expenses	(2,075)	(81,341)
Increase in prepaid expenses	(54)	(55)
(Increase) decrease in accounts receivable	(30,000)	4,621

Net cash (used in) provided by operating activities	$(22,071)	$347,617

See notes to financial statements.

SOUTHEAST ACQUISITIONS III, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2003
(Unaudited)

A.	ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in Partnership’s Form 10-K for the year ended December 31, 2002. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership’s financial position and results of operations. The results of operations for the nine-month period ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

B.	RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership’s operations. Compensation earned for these services in the first nine months were as follows:

	2003	2002

Commissions	$0	$25,000
Reimbursements	$1,710	$2,258