Form 10-K
period 2003-12-31
SOUTHEAST ACQUISITIONS III L P
filed 2004-03-29
CIK 846014

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER: 0-18454 (FORMERLY 33-26759)

SOUTHEAST ACQUISITIONS III, L.P.

(Name of issuer in its charter)

Delaware (State of Incorporation)	23-2532708 (IRS Employer Identification Organization Number)

3011 Armory Drive, Suite 310
Nashville, Tennessee 37204

(Address of principal executive offices)

Issuer’s telephone no., including area code: (615) 833-8716

Securities registered pursuant to Section 12(b) of the Act.

Name of each exchange: None
Title of each Class on which registered: Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Limited Partnership Units $1,000 Per Unit

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

-i-

-ii-

PART I

ITEM 1. BUSINESS

          Background

     Southeast Acquisitions III, L.P. (the “Partnership”) was formed on November 4, 1988, as a Delaware limited partnership. The Partnership’s public offering of 12,400 units of limited partnership interest (“Units”) commenced on May 2, 1989 and terminated on August 29, 1989 when all 12,400 Units were sold. The Partnership was originally scheduled to terminate on December 31, 1999. At a special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to (i) extend the term of the Partnership from its original expiration date of December 31, 1999 to December 31, 2001; (ii) substitute Southern Management Group, LLC for Southeast Acquisitions, Inc. as the General Partner of the Partnership; (iii) authorize new commissions and new management fees for the new General Partner; (iv) give the new General Partner the exclusive right to sell Partnership property; and (v) modify the Partnership Agreement to require that a majority in interest of the Limited Partners must consent to the sale or disposition at one time of 60% or more of the real estate acreage held by the Partnership as of September 22, 1997 unless the sale or disposition is being made in connection with the liquidation of the Partnership pursuant to the Partnership Agreement or the net proceeds of the sale, when distributed in accordance with the Partnership Agreement, will be sufficient to provide the Limited Partners with distributions equal to the acquisition cost of the assets sold. The Partnership has been operating in liquidation mode since January 1, 2002. Since all of the land was sold in December 2003, the Partnership is in the process of being dissolved. The Partnership has filed a Certificate of Cancellation of its Certificate of Limited Partnership with the state of Delaware. The Partnership has also filed Form 15 as Certification and Notice of Termination of Registration under section 12(g) of the Securities Exchange Act of 1934.

          The Partnership originally purchased the following five parcels of unimproved land in 1989: 208 acres in Fulton County, Georgia; 265 acres in Henry County, Georgia; 24 Acres in Nashville, Tennessee; 47 acres in Fort Myers, Florida; and 51 acres in Columbia, South Carolina. The Partnership’s primary business objective was to realize appreciation in the value of the five parcels of unimproved land (each a “Property”, collectively the “Properties”), by holding the Properties for investment and eventual sale.

          The Partnership has sold all of its land, with the final sale occurring on December 31, 2003. The purchaser provided the Partnership with a note for the sale proceeds and related extension fees at the closing. On January 5, 2004, the Partnership received cash from the sale, which consisted of the sales proceeds, net of closing costs and commissions, and extension fees.

          Material Recent Developments

          During 2003, all of the remaining Fulton County, Georgia Property was sold for a sales price of $3,250,000. The purchaser provided the Partnership with a note for the sales proceeds and related extension fees at the closing. On January 5, 2004, the Partnership received cash of $2,948,750, which consisted of sales proceeds of $2,918,750, net of closing costs and commissions, and extension fees of $30,000. The Partnership prepares its financial statements using the liquidation basis of accounting. In accordance with the liquidation basis of accounting, the Partnership recorded an unrealized gain of $2,219,073 during the year ended December 31, 2003 to increase the carrying value of its land to net realizable value, based on the net sales proceeds received during January 2004 of $2,918,750. The December 31, 2003 sale was not recognized for financial statement purposes during the year ended December 31, 2003 since the Partnership did not receive a down payment by December 31, 2003 sufficient to allow recognition of the sale under generally accepted accounting principles. This sale was recognized during the year ended December 31, 2003 for income tax purposes.

          During 2002, all of the remaining Columbia, South Carolina Property was sold for a sales price of $500,000, and the Partnership recognized a loss of $1,850. During 2001, the Partnership sold 100.01 acres of the Fulton County, Georgia land for a sales price of $2,000,000 and recognized a gain of $1,147,677. During 1999, 2000 and 2001, the Partnership also received extension fees and interest income totaling $372,781 related to the extension of the closing of this sale, which originally closed in escrow in November 1999. In 2001 the Partnership also sold 1.59 acres of the Columbia, South Carolina Property for a sales price of $25,000 and recognized a loss of $5,992.

          Employees

          The Partnership presently has no employees. The General Partner manages and controls the affairs of the Partnership. (See Part III, Item 10, Directors and Executive Officers of the Partnership).

          Competition

          Not Applicable

          Trademarks and Patents

          The Partnership has no trademarks or patents.

ITEM 2. PROPERTIES

          Fulton County, Georgia Property

          All of the Fulton County, Georgia Property has been sold. The property consisted of approximately 208 acres. During 2001, the Partnership sold approximately 100 acres at a sales price of $2,000,000, less commissions and expenses. In 2003, the remaining land was sold for a sales price of $3,250,000, less commissions and expenses.

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

ITEM 3. LEGAL PROCEEDINGS

          The Partnership is not directly a party to, nor is the Partnership’s Property directly the subject of, any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders in 2003.

PART II

ITEM 5.	MARKET FOR THE PARTNERSHIP’S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

          There is no established public trading market for the Units and it is not anticipated that any will develop in the future since the Partnership is in the process of liquidating. The Partnership commenced an offering to the public on May 2, 1989 of 12,400 Units of limited partnership interests. The offering of $12,400,000 was fully subscribed and terminated on August 29, 1989. As of December 31, 2003, there were 709 limited partners in the Partnership.

ITEM 6. SELECTED FINANCIAL DATA

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2000	1999
Operating Revenues	$2,250,309 ***	$3,085	$1,328,458	$393,435	$1,343,860

Net Income (Loss)	$2,221,312 ***	$(32,034)	$1,027,182 **	$289,363	$1,113,511 *

Net Income (Loss) per Unit of Limited Partnership Interest	$179.14	$(2.58)	$82.84	$23.34	$89.80

Total Assets	$2,978,594	$753,414	$1,238,158	$2,526,397	$3,597,804

Long Term Obligations	None	None	None	None	None

Cash Distributions Declared per Unit of Limited Partnership Interest	$0	$30	$160	$140	$165

*	Includes a provision for loss on land of $141,147.

**	Includes a provision for lose on land of $140,844.

***	Includes an unrealized gain on increase in value of land of $2,219,073, in accordance with the liquidation basis of accounting.

SELECTED QUARTERLY FINANCIAL DATA

	For the	For the	For the	For the
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003
Operating Revenues	$2,219,271 ***	$232	$30,369	$437

Gross Profit*	N/A	N/A	N/A	N/A

Net Income (Loss) before Extra - ordinary Items and Cumulative Effect of a Change in Accounting	$2,211,254 ***	$(6,694)	$23,946	$(7,194)

Net Income (Loss) per Unit of Limited Partnership Interest	$178.33	$(0.54)	$1.93	$(0.58) *

Net Income (Loss)	$2,211,254 ***	$(6,694)	$23,946	$(7,194)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the	For the	For the	For the
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002
Operating Revenues	$2,432	$711	$651	$(709)

Gross Profit*	N/A	N /A	N/A	N /A

Net Income (Loss) before Extra- ordinary Items and Cumulative Effect of a Change in Accounting	$(6,426) **	$(10,389)	$(6,701)	$(8,518)

Net Income (Loss) per Unit of Limited Partnership Interest	$(0.51) *	$(0.84) *	$(0.54) *	$(0.69)

Net Income (Loss)	$(6,426)	$(10,389)	$(6,701)	$(8,518)

*	In the real estate industry, costs of sales are netted in the gain on sale of land and are included in operating revenues; therefore, there is no breakdown for gross profit.

**	Includes a provision for loss on land of $140,844.

***	Includes an unrealized gain on increase in value of land of $2,219,073, in accordance with the liquidation basis of accounting.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Background

          The Partnership was formed to acquire and realize appreciation in the Property by holding it for investment and eventual sale. The Partnership originally purchased 595 acres of unimproved land at five locations. The status of these Properties at December 31, 2003 is as follows:

		Property Sold Prior to	Remaining Property
Place	Property Purchased	December 31, 2003	Held for Sale
Fulton County, Georgia	208 acres	208 acres	0 acres

Henry County, Georgia	265 acres	265 acres	0 acres

Fort Myers, Florida	47 acres	47 acres	0 acres

Columbia, South Carolina	51 acres	51 acres	0 acres

Nashville, Tennessee	24 acres	24 acres	0 acres

          Results of Operations

          The Partnership had no operations from the date of its formation on November 4, 1988 until June 1, 1989 when it acquired the initial Property and sold 6,215 Units of Limited Partnership interest. During 1989 the Partnership acquired four additional Properties and sold 6,185 additional Units of Limited Partnership interests.

          2003 Compared to 2002

          During 2003, the Partnership sold all of the remaining property in Fulton County, Georgia. Since the Partnership received a note for the sale proceeds and did not receive at least a 20% down payment, the Partnership was not able to recognize the gain on this sale in 2003. However, since the Partnership’s financial statements were presented on the liquidation basis of accounting due to its impending liquidation, the Partnership recorded an unrealized gain of $2,219,073 during 2003 to increase the carrying value of its land to net realizable value. The Partnership also realized $30,000 of non-refundable extension fees related to the sales contract that closed during December 2003. During 2002, the Partnership sold all of the remaining property in Columbia, South Carolina, which resulted in a net loss of $1,850. Interest income earned in 2003 was $1,236 compared to $3,085 earned in 2002. The decrease in interest income was primarily due to a lower cash reserve during 2003. There were no distributions in 2003 as compared to distributions of $372,000, or $30 per Unit, to the Limited Partners in 2002.

          Expenses for 2003 were $28,997, consisting of general and administrative expenses of $24,837, franchise and excise taxes of $100, real estate taxes of $3,844 and insurance of $216. The general and administrative expenses were $3,769 lower than what was incurred in 2002. In 2002, the general and administrative expenses included $4,096 for the recognition of bad debt expense related to a receivable of $4,596 for the proration of Columbia, South Carolina property taxes resulting from a February 2000 sale of 7.29 acres in Columbia, South Carolina. The buyer paid the Partnership $500 in February 2002, but subsequently filed for bankruptcy. The

Partnership incurred no bad debt expense in 2003. The real estate taxes in 2002 were $4,316. The $472 decrease in tax was due to a decrease in the tax rate in Fulton County, Georgia. In 2002, the Partnership incurred a loss on sale of land of $1,850 related to the Columbia, South Carolina Property. There was no such loss in 2003.

          2002 Compared to 2001

          During 2002, the Partnership sold all of the remaining property in Columbia, South Carolina, which resulted in a net loss of $1,850. During 2001, the Partnership had one sale of the Fulton County, Georgia Property, recognized non-refundable extension fees and interest income related to the Fulton County, Georgia sale and had one sale of the Columbia, South Carolina Property. The revenues recognized from these transactions totaled $1,311,829. The only Partnership revenue in 2002 consisted of $3,085 in interest income, as compared to $10,218 in interest income earned in 2001. The decrease in interest income was primarily due to a lower cash reserve during 2002, which resulted from a distribution to the Limited Partners in the first quarter of the year. During 2001 the Partnership also recognized other income of $6,411, $6,319 of which was for payment of prior year real estate taxes related to the Fulton County, Georgia sale. There was no such income in 2002. During 2002, a distribution of $30 per Unit was made to the Limited Partners compared to a distribution per Unit of $160 per unit in 2001.

          Expenses for 2002 were $35,119 consisting of general and administrative expenses of $28,606, franchise and excise taxes of $125, real estate taxes of $4,316, insurance of $222 and loss on sale of land of $1,850. The general and administrative expenses included $4,096 for the recognition of bad debt expense, as previously discussed. The Partnership incurred no such expense in 2001. The general and administrative expenses for 2002 also included $18,800 in legal and accounting fees, which represents a $4,205 decrease for 2001. In 2002 the Partnership did not require the additional legal assistance that had been needed for the Fulton County, Georgia Property sale in 2001. The general and administrative expenses for 2002 also included professional fees of $2,591, a $6,342 decrease from 2001. In 2002 the Partnership did not require environmental study fees or engineering fees that were needed in 2001 for the sale of the remaining Columbia, South Carolina Property. The 2002 franchise and excise taxes were $14,437 lower than the same taxes in 2001. The 2001 tax liability to Tennessee was primarily related to the interest income from the Fulton County, Georgia Property sale. The 2002 real estate taxes were $79,429 lower than 2001. In 2001 the Partnership had incurred $80,146 in Greenbelt rollback taxes. The taxes, along with a provision for loss on land of $140,844, are both related to the sale of the remaining Columbia, South Carolina Property, which occurred in January 2002. Since the Partnership was operating in the liquidation mode, it paid no management fees in 2002, as compared to $26,500 that were paid in 2001.

          Inflation did not have a material impact on operations during 2003, 2002 or 2001.

          Liquidity And Capital Resources

          Cash generated by operating activities varies from year to year based on the level of land sale activity. The Partnership had cash reserves of $29,269 at December 31, 2003. This cash reserve, along with the cash received on January 5, 2004 from the sale proceeds and extension fees of $2,948,750, will be used to pay all liabilities of the Partnership. The General Partner will reserve funds, which it deems reasonably necessary to provide for contingent and unforeseen liabilities or obligations of the Partnership. The General Partner will then make a final distribution to the limited partners based on the terms of the Partnership Agreement. This distribution is estimated to be approximately $2,948,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Partnership’s financial statements for the years ended December 31, 2003, 2002 and 2001, together with the report of the Partnership’s independent auditors, Williams Benator & Libby, LLP, are included in this Form 10-K. The Partnership has been operating in liquidation mode since January 1, 2002. At December 31, 2003, the Partnership was in the process of liquidating since its remaining land was sold during December 2003. All cash proceeds from the sale were received in January 2004. The accompanying financial statements are presented on the liquidation basis of accounting. Accordingly, assets are stated at net realizable value, and liabilities are stated at the amounts expected to be paid during liquidation, including costs of liquidating the Partnership. It is not presently determinable whether the amounts that creditors will ultimately receive will differ from the amounts shown in the accompanying financial statements; however, any differences are not expected to be material. Upon full payment of the Partnership’s liabilities, all remaining cash will be distributed to the limited partners.

          The financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001, as previously issued, were not labeled as being prepared on the liquidation basis of accounting. However, the notes to those financial statements contained a statement that no adjustments were necessary to present the financial statements on the liquidation basis of accounting. Therefore, no changes have been made to the accompanying financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001 in order to present them on the liquidation basis of accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

          The Partnership does not have any directors or officers. The General Partner manages and controls the affairs of the Partnership and has responsibility for all aspects of the Partnership’s operations. The current members and executive officers and directors of the General Partner are identified and described below.

          The General Partner is a Tennessee limited liability company whose members are Richard W. Sorenson, who owns a 50% interest in the General Partner and has a 51% voting right, and Southeast Venture LLC, a Tennessee limited liability company which owns 50% and has a 49% voting right.

          Mr. Sorenson, age 78, has over 40 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities. All of these activities occurred in the southeastern United States.

          Mr. Sorenson was President of Phoenix Investment Company (“Phoenix”), a publicly owned, Atlanta based real estate development and investment firm from 1965 to 1970. Concurrent with his employment at Phoenix, he was President of First Atlanta Realty Fund, a publicly owned real estate investment trust. During his tenure with the trust, he served as a Trustee of the National Association of Real Estate Investment Trusts.

          Following his departure from Phoenix in 1970, Mr. Sorenson became Vice President of Cousins Properties in Atlanta, where he was responsible for development of office buildings, shopping centers and apartments until 1971. Until forming Southeast Venture Companies (“SV”) in 1979, Mr. Sorenson was an independent real estate developer.

          Mr. Sorenson was co-founder of SV in 1979. In 1992, substantially all of the assets of SV were sold to Southeast Venture Corporation.

          Mr. Sorenson is a graduate of the Northwestern University Business School with a major in real estate.

          The other member of the General Partner is Southeast Venture LLC (“SVLLC”). The officers and key employees of SVLLC include the following:

          Paul J. Plummer, age 54. Mr. Plummer is a registered architect and serves as director of architecture services for SVLLC. Mr. Plummer is responsible for facility programming, planning, master planning, facility assessment and design. Before joining SV in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

          Wood S. Caldwell, age 50. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVLLC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVLLC’s development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SV in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

          Axson E. West, age 49. Mr. West serves as vice president of brokerage services for SVLLC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SV in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. Mr. West is past director of the Nashville Board of Realtors and past president of the board’s commercial investment division. He received his bachelor of arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.

          Cameron W. Sorenson, age 42. Mr. Sorenson serves as director of vertical development for SVLLC. He is primarily responsible for providing development and project management for the clients of SVLLC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large scale land development ventures for SVLLC. Prior to joining SV in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his bachelor of science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

          Randall W. Parham, age 48. Mr. Parham is the President of SVLLC. He is primarily responsible for property management, park and association management and also specializes in real estate development and brokerage. Mr. Parham is a licensed real estate broker and architect. Prior to joining SVLLC in 1998, Mr. Parham was a project manager with Gresham, Smith and Partners from 1978 to 1983 and was responsible for overall project management of project team and project financial management. Following his departure from Gresham, Smith and Partners, Mr. Parham joined MetroCenter Properties, Inc., an 850 acre mixed-use development in Nashville, Tennessee. He was Vice President and was responsible for initiation and development of new projects, land sales and lease negotiations. In 1991 he purchased the assets of MetroCenter Properties and formed MetroCenter Management, Inc. where he served as President through 1997.

ITEM 11. EXECUTIVE COMPENSATION

          During the fiscal year ended December 31, 2003, the Partnership did not pay compensation to any officers of the General Partner. The Partnership paid the General Partner a management fee of $26,500 in the fiscal year ended December 31, 2001. No management fees were paid during the fiscal years ended 2003 and 2002 since the Partnership was operating in liquidation mode. See Item 13 of this report, “Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As of December 31, 2003, no person or “group” (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) was known by the Partnership to beneficially own more than five percent of the Units of the Partnership.

          Security Ownership of Management

          No individual member, or director or officer of a member, of the General Partner nor such directors or officers as a group, owns any of the Partnership’s outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 30% of cash distributions after the Limited Partners have received a return of their capital contributions plus cumulative distributions equal to a 10% non-compounded Cumulative Annual Return of their Adjusted Capital Contributions as those terms are defined in the Partnership Agreement. The General Partner will share in taxable income to reflect cash distributions or, to the extent there are losses, 1% of such losses.

           Changes in Control

          There are no arrangements known to the Partnership that would at any subsequent date result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          From 1988 to November 5, 1997, the Partnership paid $24,886 annually as an administration fee to the former general partner. This fee was computed as one quarter of one percent of the base cost of the land. The cumulative amount of such fee could not exceed $207,244,which limit was reached and paid during 1997 as provided in the Partnership Agreement. As of November 5, 1997, the Limited Partners voted and agreed to pay the new General Partner, Southern Management Group, LLC, a fee of $4,066 for the period November 5, 1997 through December 31, 1997 and annual fees of $26,500 from January 1, 1998 through December 31, 2001. No management fees were paid during 2002 and 2003 since the Partnership was operating in liquidation mode.

          As previously discussed, the Partnership agreement provides for the General Partner to receive 30% of cash distributions after the Limited Partners have received (i) a return of their Capital Contributions plus (ii) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions (as those terms are defined in the Partnership Agreement). During 2003, 2002, and 2001, the General Partner received no cash distributions.

          At the special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership’s Property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the property. Any such real estate commission or disposition fee that is paid to the General Partner will reduce any distributions to which it would otherwise be entitled under the amended Partnership Agreement. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property. At December 31, 2003, the carrying value of the Partnership’s land had been reduced by commissions of $131, 200 that were paid to the General Partner during January 2004 related to the sale of the Partnership’s remaining land. During the years ended December 31, 2002 and 2001, the Partnership paid real estate commissions of $25,000 and $41,250 respectively, to the General Partner.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Index to Financial Statements—Liquidation Basis

Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the fourth quarter of 2003.

(c)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers	Description	Page Numbers
3.1(a)	Certificate of Limited Partnership	*

3.1(b) & (4)	Restated Limited Partnership Agreement	**

3.1(c)	First Amendment to Restated Limited Partnership Agreement	E-1

11	Not Applicable

12	Not Applicable

13	Not Applicable

16	Not Applicable

18	Not Applicable

19	Not Applicable

22	Not Applicable

24	Not Applicable

25	Not Applicable

28	Not Applicable

29	Not Applicable

31.1	Certification Pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership’s Registration Statement on Form S-18, Registration No. 33-26759.

**	Incorporated by reference to Exhibit 3.2 filed as part of the Partnership’s Registration Statement on Form S-18, Registration No. 33-26759.

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

Signature	Title	Date
/s/ Richard W. Sorenson	President, and Chief Executive Officer of Southern Management Group, LLC	March 26, 2004

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership in Liquidation)

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2003

with

INDEPENDENT AUDITORS’ REPORT

Audited Financial Statements—Liquidation Basis
(A Limited Partnership in Liquidation)

SOUTHEAST ACQUISITIONS III, L.P.

December 31, 2003

INDEPENDENT AUDITORS’ REPORT

Partners
Southeast Acquisitions III, L.P.
Nashville, Tennessee

We have audited the accompanying balance sheets—liquidation basis of Southeast Acquisitions III, L.P. (a Delaware limited partnership in liquidation) as of December 31, 2003 and 2002, and the related statements of operations—liquidation basis, partners’ equity (deficit)—liquidation basis, and cash flows—liquidation basis for the years ended December 31, 2003, 2002, and 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note A to the financial statements, the Partnership has been operating in liquidation mode since January 1, 2002, and at December 31, 2003, the Partnership was in the process of liquidating. As a result, the accompanying financial statements have been presented using the liquidation basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions III, L.P. (a limited partnership in liquidation) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002, and 2001, in conformity with accounting principles applied on the basis described in the proceeding paragraph.

Atlanta, Georgia
January 13, 2004

1040 Crown Pointe Parkway, NE      Suite 400      Atlanta, Ga 30338
t) 770.512.0500      f) 770.512.0200      www.wblcpa.com
Member of American Institute of Certified Public Accountants and Russell Bedford International

BALANCE SHEETS—Liquidation Basis

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership in Liquidation)

	December 31
	2003	2002
ASSETS
Land and improvements held for sale—Note E	$2,918,750	$699,677
Cash and cash equivalents	29,269	53,737
Extension fees and other receivables—Notes D and E	30,575	-0-

	$2,978,594	$753,414

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses—Note B	$20,477	$16,609
Payable to previous general partner—Note B	3,584	3,584
Partners’ equity (deficit)—Note C
General partner	-0-	(19,929)
Limited partners (12,400 units outstanding)	2,954,533	753,150

	2,954,533	733,221

	$2,978,594	$753,414

See independent auditors’ report and notes to financial statements.

STATEMENTS OF OPERATIONS—Liquidation Basis

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership in Liquidation)

	Year Ended December 31
	2003	2002	2001
Revenues:
Unrealized gain on increase in value of land— Note E	$2,219,073	$-0-	$-0-
Gain on sale of land	-0-	-0-	1,141,685
Interest and other income	1,236	3,085	16,629
Extension fees and interest income related to land sales—Notes D and E	30,000	-0-	170,144

	2,250,309	3,085	1,328,458
Expenses:
General and administrative	24,837	28,606	35,403
Management fees—Note B	-0-	-0-	26,500
Franchise and excise taxes	100	125	14,562
Real estate taxes	3,844	4,316	83,745
Insurance	216	222	222
Loss on sale of land	-0-	1,850	-0-
Provision for loss on land—Note E	-0-	-0-	140,844

	28,997	35,119	301,276

Net income (loss)—Note C:
General partner	19,929	(320)	10,271
Limited partners	2,201,383	$(31,714)	1,016,911

	$2,221,312	$(32,034)	$1,027,182

Net income (loss) per limited partnership unit	$179.14	$(2.58)	$82.84

See independent auditors’ report and notes to financial statements.

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)—Liquidation Basis

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership in Liquidation)

	General	Limited
	Partner	Partners	Total
Balance at January 1, 2001	$(29,880)	$2,123,953	$2,094,073
Net income for the year ended December 31, 2001	10,271	1,016,911	1,027,182
Distributions ($160 per unit)	-0-	(1,984,000)	(1,984,000)

Balance at December 31, 2001	(19,609)	1,156,864	1,137,255
Net loss for the year ended December 31, 2002	(320)	(31,714)	(32,034)
Distributions ($30 per unit)	-0-	(372,000)	(372,000)

Balance at December 31, 2002	(19,929)	753,150	733,221
Net income for the year ended December 31, 2003	19,929	2,201,383	2,221,312

Balance at December 31, 2003	$-0-	$2,954,533	$2,954,533

See independent auditors’ report and notes to financial statements.

STATEMENTS OF CASH FLOWS—Liquidation Basis

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership in Liquidation)

	Year Ended December 31
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,221,312	$(32,034)	$1,027,182
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Unrealized gain on increase in value of land	(2,219,073)	-0-	-0-
Loss (gain) on sale of land	-0-	1,850	(1,141,685)
Proceeds from sale of land, net of escrowed cash of $412,164 at December 31, 2001	-0-	448,150	1,408,243
Provision for loss on land	-0-	-0-	140,844
(Increase) decrease in extension fees and other receivables	(30,575)	4,621	17,630
Increase (decrease) in accounts payable and accrued expenses	3,868	(80,710)	80,743

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(24,468)	341,877	1,532,957
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to limited partners	-0-	(372,000)	(1,984,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(24,468)	(30,123)	(451,043)
Cash and cash equivalents at beginning of year	53,737	83,860	534,903

CASH AND CASH EQUIVALENTS AT END OF YEAR	$29,269	$53,737	$83,860

See independent auditors’ report and notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership in Liquidation)

December 31, 2003

NOTE A—DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Southeast Acquisitions III, L.P. (a limited Partnership in liquidation) (“the Partnership”) is a Delaware limited partnership that was formed to acquire undeveloped land. The Partnership was formed during November 1988 and received equity contributions totaling $12,373,480 through the sale of 12,400 limited partnership units during 1989. The Partnership was originally scheduled to terminate on December 31, 1999. However, during November 1997, concurrent with the replacement of the previous general partner, the term of the Partnership was extended to December 31, 2001.

During 1989, the Partnership purchased undeveloped land as follows: approximately 211 acres in Fulton County, Georgia, approximately 265 acres in Henry County, Georgia, approximately 24 acres in Nashville, Tennessee, approximately 48 acres in Fort Myers, Florida, and approximately 51 acres in Columbia, South Carolina. This land was purchased from an affiliate of the previous general partner. At December 31, 2002, the Partnership’s property consisted of approximately 104.8 acres of the Fulton County, Georgia land. As more fully described in Note E, the Partnership closed the sale of this land on December 31, 2003.

The following accounting policies are presented to assist the reader in understanding the Partnership’s financial statements:

Basis of Accounting and Liquidation of Partnership: The Partnership has been operating in liquidation mode since January 1, 2002. At December 31, 2003, the Partnership was in the process of liquidating since its remaining land was sold during December 2003. All cash proceeds from the sale were received in January 2004. The accompanying financial statements are presented on the liquidation basis of accounting. Accordingly, assets are stated at net realizable value, and liabilities are stated at the amounts expected to be paid during liquidation, including costs of liquidating the Partnership. It is not presently determinable whether the amounts that creditors will ultimately receive will differ from the amounts shown in the accompanying financial statements; however, any differences are not expected to be material. Upon full payment of the Partnership’s liabilities, all remaining cash will be distributed to the limited partners.

The financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001, as previously issued, were not labeled as being prepared on the liquidation basis of accounting. However, the notes to those financial statements contained a statement that no adjustments were necessary to present the financial statements on the liquidation basis of accounting. Therefore, no changes have been made to the accompanying financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001 in order to present them on the liquidation basis of accounting.

NOTES TO FINANCIAL STATEMENTS—Continued

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership in Liquidation)

NOTE A—DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES— Continued

Land: At December 31, 2003, land held for sale was stated at net realizable value, which was based on a contract for the sale of that land, more fully described in Note E, net of related selling costs. In accordance with the liquidation basis of accounting, the Partnership recorded an unrealized gain of $2,219,073 during the year ended December 31, 2003 to increase the carrying value of the land to the net proceeds from that sale of $2,918,750.

At December 31, 2002, the Partnership’s land was carried net of write-downs to fair value on the remaining acreage of $1,828,423, less estimated selling costs. Cumulative original write-downs to fair value on the Fulton County, Georgia land through December 31, 2002 totaled $3,622,126 and had been determined by independent appraisals.

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. Write-downs of the land’s carrying value that were recorded for financial statement purposes in previous years are not recognized for income tax purposes until the land is sold. As more fully described in Note E, the sale of the Partnership’s land on December 31, 2003 was not recognized for financial statement purposes during the year ended December 31, 2003. However, the sale was recognized for income tax purposes during the year ended December 31, 2003. Therefore, remaining write-downs of $1,828,423 that had previously been recognized for financial statement purposes on the Fulton County, Georgia land were recognized for income tax purposes during the year ended December 31, 2003.

Estimates: The preparation of financial statements in conformity with the liquidation basis of accounting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: For purposes of reporting cash flows, the Partnership considers all demand deposits and highly liquid investments purchased with an original maturity of three months or less which can be readily converted to cash on demand, without penalty, to be cash equivalents. At December 31, 2003, cash on deposit included approximately $94,000 in excess of federally insured limits.

NOTES TO FINANCIAL STATEMENTS—Continued

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership in Liquidation)

NOTE B—RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001, the Partnership paid management fees of $26,500 to the general partner, as provided for in the amendment to the partnership agreement that was adopted during November 1997. No management fees were paid during the years ended December 31, 2003 and 2002 since the Partnership was operating in liquidation mode.

At December 31, 2003 and 2002, the Partnership had commissions payable to its previous general partner of $3,584. At December 31, 2003, the carrying value of the Partnership’s land had been reduced by commissions of $131,200 that were paid to the current general partner during January 2004 related to the sale of the Partnership’s remaining land. During the years ended December 31, 2002 and 2001, the Partnership paid commissions to the current general partner related to the sale of land of $25,000 and $41,250, respectively.

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. During the years ended December 31, 2003, 2002, and 2001, reimbursements to the general partner’s members and related companies totaled $3,022, $2,750 and $2,455, respectively. Accounts payable to the general partner’s members totaled $1,613 and $638 at December 31, 2003 and 2002, respectively.

NOTE C—PARTNERS’ EQUITY

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

(a)	Cash Distributions—Except for distributions in connection with the liquidation of the Partnership, cash distributions, if any, are to be made 100% to the limited partners until the limited partners have received (i) a return of their capital contributions ($4,065,337 at December 31, 2003) plus (ii) cumulative distributions equal to their 10% noncompounded cumulative annual return on their adjusted capital contributions, as defined ($13,902,363 at December 31, 2003); thereafter distributions are to be made 70% to the limited partners and 30% to the general partner. Distributions in connection with the Partnership’s liquidation will be made in accordance with the partners’ capital accounts as maintained for federal income tax purposes.

NOTES TO FINANCIAL STATEMENTS—Continued

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership in Liquidation)

NOTE C— PARTNERS’ EQUITY—Continued

(b)	Profits and losses are to be allocated as provided in the partnership agreement. Generally, profits will be allocated to reflect cash distributions, or to offset negative balances in the partners’ capital accounts, but at least 1% of profits will be allocated to the general partner. Losses will generally be allocated 99% to the limited partners, in proportion to their units, and 1% to the general partner, or to reduce any positive account balances in the partners’ capital accounts. In no event will the general partner be allocated less than 1% of profits or losses for any year.

Upon dissolution and termination of the Partnership, the Partnership agreement requires the general partner to contribute to the capital of the Partnership an amount equal to any negative amount in its capital account. Any amount so contributed is to be distributed to the limited partners in proportion to their positive capital account balances. The general partner will not be required to make such a capital contribution upon termination since the general partner’s capital account was zero at December 31, 2003.

During the years ended December 31, 2002 and 2001, the Partnership paid distributions to the limited partners of $372,000 and $1,984,000, respectively, or $30 and $160 per unit, respectively, representing a return of their capital contributions. No distributions were paid during the year ended December 31, 2003. Cumulative distributions to the limited partners since inception of the Partnership are expected to total approximately $11,258,000 upon the termination of the Partnership and payment of final distributions to the limited partners.

Total compensation paid to all persons, including the general partner, upon sale of the Partnership’s property, is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price. Any such commission or disposition fee paid to the general partner would reduce any distribution that it would otherwise be entitled to pursuant to the partnership agreement.

NOTE D—EXTENSION FEES AND INTEREST INCOME RELATED TO LAND SALES

As more fully described in Note E, during the year ended December 31, 2003, the Partnership recognized revenues from non-refundable extension fees of $30,000 related to a sales contract that closed during December 2003.

During the year ended December 31, 2001, the Partnership received non-refundable extension fees of $132,534 and interest income of $37,610 related to a sales contract that closed during May 2001.

NOTES TO FINANCIAL STATEMENTS—Continued

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership in Liquidation)

NOTE E—SUMMARY OF PROPERTY ACTIVITY

At December 31, 2003, land consisted of the following:

Description	Initial Cost	Carrying Amount	Date Acquired
104.8 acres of undeveloped land in Fulton County, Georgia	$2,528,100	$2,918,750	June 1989

Land activity during the years ended December 31, 2001, 2002 and 2003 consisted of the following:

Balance at January 1, 2001	$1,969,243
Cost of land sold	(678,722)
Write-down to lower of cost or fair value, less estimated cost to sell, based on the committed contract price for land sold during January 2002	(140,844)

Balance at December 31, 2001	1,149,677
Cost of land sold	(450,000)

Balance at December 31, 2002	699,677
Increase in value of land, based on sales contract that closed on December 31, 2003, net of related selling costs	2,219,073

Balance at December 31, 2003	$2,918,750

On December 31, 2003, the Partnership closed the sale of its remaining land for a sales price of $3,250,000. The purchaser provided the Partnership with a note for the sales proceeds and related extension fees at the closing. On January 5, 2004, the Partnership received cash of $2,948,750, which consisted of sales proceeds of $2,918,750, net of closing costs and commissions, and extension fees of $30,000.

In accordance with the liquidation basis of accounting, the Partnership recorded an unrealized gain of $2,219,073 during the year ended December 31, 2003 to increase the carrying value of its land to net realizable value, based on the net sales proceeds received during January 2004 of $2,918,750. The December 31, 2003 sale was not recognized for financial statement purposes during the year ended December 31, 2003 since the Partnership did not receive a down payment by December 31, 2003 sufficient to allow recognition of the sale under Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate”.

NOTES TO FINANCIAL STATEMENTS—Continued

SOUTHEAST ACQUISITIONS III, L.P.
(A Limited Partnership in Liquidation)

NOTE E—SUMMARY OF PROPERTY ACTIVITY—Continued

There were no liens on the land as of December 31, 2003. At December 31, 2003, the aggregate carrying value of this land for income tax purposes was $-0- since the sale that occurred on December 31, 2003 was recognized during the year ended December 31 2003 for income tax purposes.